Form 10-Q
period 1994-03-31
COBANCORP INC
filed 1994-05-17
CIK 745276

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   March 31, 1994         Commission file number: 0-13166

                               CoBancorp Inc.
          (Exact name of registrant as specified in its charter)


              Ohio                                     34-1465382
(State or other jurisidiction of                     (IRS Employer
 incorporation or organization)                    Identification No.)


   124 Middle Avenue, Elyria, Ohio                        44035
(Address of principal executive offices)               (Zip Code)


                               (216) 329-8000
            Registrant's telephone number, including area code

                               Not applicable
           Former name, former address and former fiscal year,
                      if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of March 31, 1994, there were 3,274,083 outstanding common shares, with no par value, of the Registrant.

                               page 1 of 13


                                  INDEX

                              COBANCORP INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                   Page

   Consolidated balance sheets--March 31, 1994 and
     December 31, 1993                                            3

   Consolidated statements of income--Three months ended
     March 31, 1994 and 1993                                      4

   Consolidated statements of cash flows--Three months
     ended March 31, 1994 and 1993                                5

   Notes to consolidated financial statements--
     March 31, 1994                                               6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION                                      12


SIGNATURES                                                       13

PART I.  FINANCIAL INFORMATION

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1994

                                                    March 31     December 31
                                                      1994          1993
ASSETS
  Cash and due from banks                        $ 27,522,213   $ 29,051,488
  Investment securities (market value
    $143,755,000 at March 31, 1994 and
    $156,485,000 at December 31, 1993)            142,511,717    152,933,745
  Federal funds sold                                  100,000      3,000,000
  Loans                                           298,281,202    289,448,687
  Less allowance for loan losses                    5,373,384      5,226,401
                                                 ------------   ------------
         Net loans                                292,907,818    284,222,286
  Bank premises and equipment                      10,694,232     10,563,830
  Accrued income and prepaid expenses               3,986,952      3,433,018
  Other assets                                      9,010,174      8,596,377
                                                 ------------   ------------
         TOTAL ASSETS                            $486,733,106   $491,800,744
                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand--noninterest bearing                  $ 55,663,813   $ 59,208,379
    Demand--interest bearing                       57,772,258     58,858,055
    Savings and other time                        312,926,356    309,519,183
                                                 ------------   ------------
         Total deposits                           426,362,427    427,585,617
  Short-term funds                                 17,026,668     20,245,028
  Other liabilities                                 2,679,163      3,131,672
  Employee stock ownership plan
    obligation                                      1,024,010      1,105,260
                                                 ------------   ------------
         Total liabilities                        447,092,268    452,067,577
  Shareholders' equity
    Capital stock, without par value
      3,500,000 shares authorized
      3,274,083 shares outstanding
      3,268,488 at December 31, 1993                4,430,367      4,304,345
    Capital surplus                                16,623,320     16,623,320
    Retained earnings                              19,611,161     19,910,762
    Employee stock ownership plan
      obligation                                   (1,024,010)   (1,105,260)
                                                 ------------   ------------
         Total shareholders' equity                39,640,838     39,733,167
                                                 ------------   ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                  $486,733,106   $491,800,744
                                                 ============   ============

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MARCH 31, 1994
                                                 Three months ended March 31
                                                    1994           1993
Interest Income
  Loans (including fees)
    Taxable                                      $6,187,532     $5,573,228
    Tax-exempt                                       40,194         46,107
  Investment securities
    Taxable                                       1,289,233      2,367,333
    Tax exempt                                      853,856        584,094
  Federal funds sold                                 23,589         43,435
                                                 ----------     ----------
         Total interest income                    8,394,404      8,614,197
Interest Expense
  Deposits                                        2,625,936      2,992,610
  Short-term funds                                  116,995        192,765
                                                 ----------     ----------
         Total interest expense                   2,742,931      3,185,375
                                                 ----------     ----------
         Net interest income                      5,651,473      5,428,822
Provision for Loan and Real Estate Losses           125,000        600,000
                                                 ----------     ----------
         Net interest income after provision
         for loan and real estate losses          5,526,473      4,828,822
Other Income
  Service charges on deposit accounts               401,766        365,770
  Trust fees                                        324,999        282,450
  Other                                             130,923        201,672
  Securities gains                                  291,131        140,716
                                                 ----------     ----------
         Total other income                       1,148,819        990,608
Other Expenses
  Salaries, wages and benefits                    2,313,056      1,898,123
  Occupancy--net                                    358,196        301,750
  Furniture and equipment                           136,700        139,500
  Taxes, other than income and payroll              156,308        132,875
  FDIC insurance                                    239,196        219,549
  Other                                           2,004,845      1,910,228
                                                 ----------     ----------
         Total other expenses                     5,208,301      4,602,025
                                                 ----------     ----------
         Income before income taxes               1,466,991      1,217,405
Income Tax Expense                                  250,000        211,000
                                                 ----------     ----------
         Net Income                              $1,216,991     $1,006,405
                                                 ==========     ==========

Net Income Per Share                                  $0.36          $0.31
                                                      =====          =====


See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MARCH 31, 1994
                                                 Three months ended March 31
                                                     1994           1993
Operating Activities
  Net income                                     $ 1,216,991    $ 1,006,405
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan and real estate losses        125,000        600,000
    Provision for depreciation and amortization      279,699        251,683
    Amortization of premiums less accretion of
     discounts on securities                           1,156         60,358
      Realized securities (gains)                   (291,131)      (140,716)
      (Increase) in interest receivable             (304,889)      (215,980)
      (Decrease) in interest payable                 (20,327)      (115,487)
      (Increase) decrease in other assets           (709,030)       102,985
      Increase in other liabilities                  127,011        159,366
                                                 -----------    -----------
         Net Cash Provided
           by Operating Activities                   424,480      1,708,614
Investing Activities
  Proceeds from sales of investment securities    12,406,524     14,458,456
  Paydowns and maturities of investment
    securities                                     7,490,121     11,003,840
  Purchases of investment securities             (10,829,323)   (22,498,973)
  Net decrease in credit card receivables            211,011        258,415
  Net (increse) in longer-term loans              (9,021,544)    (6,731,386)
  Purchases of premises and equipment,
    net of retirement                               (363,913)      (205,646)
                                                 -----------    -----------
         Net Cash (Used)
           by Investing Activities                  (107,124)    (3,715,294)
Financing Activities
  Net (decrease) increase in demand deposits,
    NOW accounts and savings accounts             (3,571,955)     9,717,611
  Net increase (decrease) in certificates
    of deposit                                     2,348,764     (4,956,105)
  Net (decrease) increase in short-term funds     (3,218,360)     8,854,938
  Cash dividends                                    (431,102)      (292,087)
  Dividend investment plan                            92,180         61,242
  Long-term incentive plan                            33,842
                                                 -----------    -----------
         Net Cash (Used) Provided
           by Financing Activities                (4,746,631)    13,385,599
                                                 -----------    -----------
         (Decrease) Increase in
           Cash and Cash Equivalents              (4,429,275)    11,378,919
Cash and Cash Equivalents at Beginning of Period  32,051,488     28,968,842
                                                 -----------    -----------
         Cash and Cash Equivalents at
           End of Period                         $27,622,213    $40,347,761
                                                 ===========    ===========

See notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1994


NOTE A

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CoBancorp Inc. and its wholly-owned subsidiary, PremierBank & Trust. All material intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments made to the unaudited interim financial statements were of a normal recurring nature.

CASH EQUIVALENTS: For purposes of the Statements of Cash Flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than thirty days.

PER SHARE AMOUNTS: All per share amounts have been adjusted to reflect the four-for-three stock split in February 1994 and the four-for-three stock split in July 1993.

RECLASSIFICATIONS: Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

COBANCORP INC.
MARCH 31, 1994


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS Net income increased 20.9 percent to $1,217,000 for the first three months of 1994, from the $1,006,000 earned in the same period of 1993. Earnings per share increased to $.36, up from $.31 per share in the first three months of the prior year.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.50 percent for the first three months of 1994, compared to
5.46 percent one year ago. Net interest income for the first three months of 1996 amounted to $6,112,000 compared to $5,753,000 in 1993. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in net interest income of $359,000 is attributable primarily to an increase in earning assets and to lower interest rates on interest-bearing deposits. These factors were partially offset by a decrease in the yield on earning assets and, to a lesser extent, an increase in interest-bearing deposits.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
Three months ended 3/31/94 vs. 3/31/93
(in thousands of dollars)

Change in interest
                                  Current   Current   Old       Old
income/expense due to
                                  volume    rate      volume    rate
Volume    Rate      Both      Total
Taxable securities                $ 82,106   6.29%    $129,736   7.22%
$(860)    $(303)    $ 86      $(1,077)
Nontaxable securities               63,942   8.09       40,540   9.09       532
     (101)     (22)         409
Federal funds sold                   3,077   3.07        5,911   2.98
(21)        1                   (20)
Taxable loans:
  Real estate loans                136,668   8.32      101,375   9.04       787
     (182)     (29)         576
  Commercial loans                 119,722   7.63      106,589   8.07       261
     (117)      15          159
  Installment loans                 30,826  10.80       32,781  11.94
(58)      (92)       7         (142)
  Overdrafts                           192                 147
        0
  Quickline loans                      108  18.76           41  19.54         3
        0                     3
  Credit card loans                  2,739  35.28        3,093  29.37
(26)       45       (2)          17
Nontaxable loans:
  IRBs                               3,955   6.16        4,490   6.22
(8)       (1)                   (9)
                                  --------            --------            -----
    -----     -----     -------
TOTAL INTEREST-EARNING ASSETS      443,334   8.01      424,702   8.50       611
     (750)      55          (84)

Interest-bearing transaction
accounts:
  NOW                               26,009   2.09       27,062   2.57
(7)      (32)       1          (38)
  Advantage 50                      28,927   2.01       24,207   2.58        30
      (34)      (7)         (10)
Savings accounts:
  Savings                          144,405   2.42      117,719   3.03       200
     (179)     (41)         (20)
  IMMAs                             30,142   2.17       33,183   2.64
(20)      (39)       4          (55)
Time deposits:
  Christmas/vaction clubs            2,087   4.04          411   3.94        16
                             17
  CDs under $100,000                87,318   3.96       92,204   4.44
(53)     (109)       6         (157)
  CDs over $100,000 (regular)        4,612   4.16        8,036   4.06
(34)        2       (1)         (33)
  CDs over $100,000 (public fund)   10,719   3.16       16,804   3.08
(46)        3       (1)         (44)
  IRAs                              30,089   4.36       27,143   5.22        38
      (58)      (6)         (26)
Short-term funds:
  Repurchase agreements              3,156   2.68       15,278   3.15
(94)      (18)      14          (98)
  Federal funds purchased              748   3.52           78   3.62         6
                              6
  Sweep accounts                    12,513   2.98        7,796   2.84
        1                     2
  Notes payable TT&L                 3,216   2.12        3,146   2.66        31
      (11)      (6)          14
                                  --------            --------            -----
    -----     ----      -------
TOTAL INTEREST-BEARING
LIABILITIES                        383,940   2.90      373,067   3.46        67
     (473)     (37)        (443)
                                                                          -----
    -----     ----      -------
NET INTEREST INCOME                          5.50                5.46     $ 544
    $(277)    $ 92      $   359
                                                                          =====
    =====     ====      =======

YTD FTE net interest income (current year)            $ 6,112
YTD FTE net interest income (prior year)                5,753
                                                      -------
     Change in FTE net interest income                $   359
                                                      =======

Presented on a fully-taxable equivalent basis, using year-to-date average balances.

                                                       -8-


The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following table:

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
                                  Three Months Ended March 31, 1994       Three
Months Ended March 31, 1993
                                  Average    Interest
Average    Interest
                                  Daily      (Annual-   Yield/            Daily
     (Annual-   Yield/
                                  Balance     ized)     Rate
Balance     ized)     Rate
ASSETS
Interest-earning assets:
  Loans (including fees) (1)
    Taxable                       $290,247   $24,812     8.55%
$244,026   $22,603     9.26%
    Tax-exempt (2)                   3,954       243     6.15
4,489       279     6.22
  Investment securities
    Taxable                         82,106     5,165     6.29
129,736     9,373     7.22
    Tax-exempt (2)                  63,942     5,175     8.09
40,540     3,686     9.09
  Federal funds sold                 3,077        94     3.07
5,911       176     2.98
     Total interest-earning       --------   -------
- --------   -------
       assets (2)                  443,326    35,849     8.01
424,702    36,117     8.50
Noninterest-earning assets:
  Cash and due from banks           23,159
21,877
  Bank premises and equipment       10,595
8,315
  Other assets                      11,994
12,074
  Less allowance for loan losses    (5,291)
(5,347)
                                  --------
- --------
         TOTAL ASSETS             $483,783
$461,621
                                  ========
========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing transaction
    accounts                      $  54,935  $ 1,125     2.05             $
51,270   $ 1,321     2.58
  Savings                           174,547    4,145     2.37
150,902     4,448     2.95
  Time deposits                     134,825    5,379     3.99
144,598     6,367     4.40
  Short-term funds                   19,633      472     2.40
26,298       782     2.97
     Total interest-bearing       ---------  -------
- --------   -------
       liablities                   383,940   11,121     2.90
373,068    12,918     3.46
Noninterest-bearing liabilities:             -------
- --------
  Demand deposits                    55,471
48,749
  Other liabilities                   4,731
5,326
Shareholders' equity                 39,641
34,478
         TOTAL LIABILITIES AND     --------
- --------
         SHAREHOLDERS' EQUITY      $483,783
$461,621
                                   ========
========
NET INTEREST INCOME                          $24,368
     $23,199
                                             =======
     =======
NET YIELD/RATE ON INTEREST-
EARNING ASSETS (2)                                       5.50%
                 5.46%

(1) Nonaccrual loans are included in average loan balance.
(2) Presented on a fully tax equivalent basis using a tax rate of 34%.

Average interest-earning assets were $443,326,000 and $424,702,000 for the first three months of 1994 and 1993, respectively.
                                                               -9-


NET OTHER EXPENSES Total net other expense (total other expense less total other income) has increased $448,000, to $4,059,000 for the first three months of 1994, compared to $3,611,000 the previous year. Salaries, wages and benefits, occupancy, and taxes other than income and payroll have increased compared to last year. The Corporation has also experienced increases in professional fees, insurance expense (including FDIC insurance) and data processing costs. These increased expenses have been partially offset by a decrease in the provision for loan losses. Expense containment remains a focus of the bank, in addition to enhancing productivity.

NONPERFORMING LOANS Nonaccrual loans were slightly above year-end 1993 levels, and at March 31, 1994, totaled $1,438,000, compared to $1,318,000 at December 31, 1993. The category of accruing loans past due 90 days or more totaled $157,000 at March 31, 1994, and $141,000 at December 31, 1993. The balance in the allowance for loan losses was $5,373,000 at March 31, 1994, compared to $5,226,000 at December 31, 1993.

Except for installment and credit cards, loans on which interest and/or principal is 90 days or more past due are placed on nonaccrual status and any previously accrued but uncollected interest is reversed from income. Such loans remain on a cash basis for recognition of income until both interest and principal are current. Installment and credit card loans past due greater than 120 days are charged off and previously accrued but uncollected interest is reversed from income.

The following table summarizes nonaccrual, past due and restructured loans (in thousands of dollars).

                                         March 31      December 31
                                           1994           1993

Accruing loans past due
  90 days or more as to
  principal or interest:
     Loans secured by real estate      $   84          $   58
     Loans to individuals                  73              57
     Commercial and industrial loans                       26
                                       ------          ------
                                       $  157          $  141
                                       ======          ======

Nonaccrual loans:
     Loans secured by real estate      $  702          $  518
     Commercial and industrial loans       19              77
     All other                            717             723
                                       ------          ------
                                       $1,438          $1,318
                                       ======          ======

Restructured loans included above:
     Commercial and collateral         $    0          $    0
                                       ======          ======

ALLOWANCE FOR LOAN LOSSES AND LOAN CHARGE-OFFS In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present and anticipated economic conditions and the credit worthiness of its borrowers. The allowance for loan losses is increased by provisions charged against income and recoveries of loans previously charged off. The allowance is decreased by loans that are determined uncollectible by management and charged against the allowance.

Potential problem loans are those loans which are on the Bank's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. This "watch list" is reviewed monthly and adjusted for changing conditions.

At the end of the first three months, the allowance for loan losses as a percentage of loans was 1.80 percent in 1994, and 2.17 percent in 1993. The provision for loan losses was $125,000 in the three months ended March 31, 1994, and $500,000 for the same period of 1993. Additionally, $100,000 was provided in the first quarter of 1993 to establish an allowance for possible losses in other real estate owned.

The following table contains information relative to loan loss experience for the three months ended March 31, 1994, and the year ended December 31, 1993.

                                   Three months ended       Year ended
                                     March 31, 1994         December 31, 1993
Allowance for loan losses
  at beginning of period                $5,226             $5,215
Loans charged off:
    Real estate                              7                198
    Installment                             71                471
    Credit card                             12                 91
    Other                                                       2
    Commercial and collateral               11              1,384
                                        ------             ------
                                           101              2,146
Recoveries on loans charged off:
    Real estate                              5                 51
    Installment                             60                330
    Credit card                              4                 16
    Other                                                      12
    Commercial and collateral               54                928
                                        ------             ------
                                           123              1,337
                                        ------             ------
Net loans charged off                      (22)               809
Provision for loan losses                  125                820
                                        ------             ------
Allowance for loan losses
  at end of period                      $5,373             $5,226
                                        ======             ======
Ratio of allowance for loan
  losses to total loans at
  end of period                           1.80%            1.81%
                                        ======           ======

CAPITAL At March 31, 1994, the Corporation's Tier 1 leverage ratio was 8.16 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

     Tier 1 "core" capital to risk-weighted assets   13.53 percent
     Total capital to risk-weighted assets           14.79 percent

These ratios substantially exceed the minimums which are in effect for bank holding companies after the end of 1992.

Return on average assets was 0.98 percent for the first quarter of 1994, compared to 0.87 percent for the same period in 1993. Return on average equity was 11.97 percent for the first three months of 1994, compared to
11.68 percent for the first three months of 1993.



PART II.  OTHER INFORMATION


Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.


     Item 4--Submission of matters to a vote of security holders

         None.

     Item 6--Exhibits and Reports on Form 8-K

         (a) No exhibits were required to be filed as part of this report.

         (b) The registrant was not required to file any reports on Form 8-K during the quarter ended March 31, 1994.

COBANCORP INC.
MARCH 31, 1994


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COBANCORP INC.
                                           (Registrant)



5/11/94
Date                                       Timothy W. Esson
                                           Executive Vice President