Form 10-K
period 1993-12-31
COBANCORP INC
filed 1994-05-20
CIK 745276

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1993.
                          -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to
                               ---------------------  ------------------ .

Commission file number 0-13166.
                       -------

                                 COBANCORP INC.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                    34-1465382
- ------------------------------------------      ----------------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

           124 Middle Avenue
           Elyria, Ohio 44035                              44035
- ------------------------------------------      ----------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 216-329-8000
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
- -----------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [ ]

                            COVER PAGE CONTINUED

The aggregate market value, computed using the closing bid quotation as reported by the Nasdaq National Market System, of the voting stock held by nonaffiliates of the registrant (exclusive of 283,968 shares held by the CoBancorp Inc. Employee Stock Ownership Plan and 185,046 shares held by directors and executive officers of the Corporation) as of February 28, 1994:

Common Stock, no par value--$81,248,952
- ---------------------------------------

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1994:

Common Stock, no par value--3,270,702 shares
- --------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1993 Annual Report to Shareholders are incorporated by reference in Parts II and IV of this report. Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held April 20 1994, are incorporated by reference into
     Part III.

     The index to exhibits in this filing begins on page 29. Number of pages included in this filing is 91.

                                 COBANCORP INC.

                                FORM 10-K REPORT
                               TABLE OF CONTENTS

Item                                                               Page
- ----                                                               ----
                                  PART I
                                  ------

1.      BUSINESS...................................................   4
          Description of Business..................................   4
          Competition..............................................   5
          Regulation...............................................   5
          Examination and Supervision..............................   6
          Federal Reserve System...................................   8
          Insurance of Deposits....................................   8
          Community Reinvestment Act...............................   8
          Executive Officers of the Registrant.....................   9
          Supplemental Financial Data..............................  10
2.      PROPERTIES.................................................  11
3.      LEGAL PROCEEDINGS..........................................  12
4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  13

                                 PART II
                                 -------

5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS......................................  13
6.      SELECTED FINANCIAL DATA....................................  13
7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................  13
8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  28
9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...................  28

                                PART III
                                --------

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  28
11.     EXECUTIVE COMPENSATION.....................................  28
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT...........................................  28
13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  28

                                 PART IV
                                 -------

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K..............................................  29

                                SIGNATURES
                                ----------

        SIGNATURES.................................................  31

                                     3

                                     PART I
                                     ------

ITEM 1. BUSINESS
- ----------------

                        Description of Business
                        -----------------------

     CoBancorp Inc. (the "Corporation"), headquartered in Elyria, Ohio, is a one-bank holding company registered with the Federal Reserve System whose principal asset is the common stock of its wholly owned commercial bank subsidiary, PremierBank & Trust (the "Bank").

     The Corporation was organized under Ohio law in November 1983 and remained inactive until September 8, 1984. On that date, the Bank's shareholders became Corporation shareholders in a tax-free and regulatory reorganization. This transaction was accounted for as a pooling of interests.

     As a bank holding company, the Corporation is exclusively engaged and intends to continue to engage in the management of the Bank. The Bank was chartered by the State of Ohio in 1926 and is a member bank of the Federal Reserve System. The Bank operates twenty-three (23) banking offices throughout its market area of Lorain County and portions of Cuyahoga, Erie, Richland, Huron, Delaware and Crawford Counties. The Bank also operates a consumer loan office in Elyria and a loan production office in Franklin County. The Bank has 27 automated teller machines ("ATMs") and is a member of the MAC, Money Station and Plus ATM networks. As a member bank of the Federal Reserve System, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank is subject to primary regulation by the Federal Reserve and the Ohio Department of Commerce, Division of Banking. The Bank is also subject to regulation by the FDIC. The Corporation's activities as a bank holding company are regulated by the Federal Reserve, and the Corporation's corporate governance is determined by Ohio law.

     The Bank provides commercial and retail banking services to individual, business, institutional and governmental customers. These services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, a credit card system and safe deposit facilities.

     The Trust Department of the Bank performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

     As of December 31, 1993, in the opinion of management, the Corporation did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning nonloan assets.

     The Bank is not significantly affected by seasonal activity or large deposits of individual customers. The Bank is not engaged in operations in any foreign country.

     On December 31, 1993, the Corporation and its subsidiary employed approximately 277 full-time and 92 part-time employees. None of the employees is represented by a union or collective bargaining group. Management considers its relations with employees to be satisfactory. Employee benefit programs are considered by management to be competitive with benefits provided by other financial institutions and major employers within the normal operating area.

                                  Competition
                                  -----------

     The Bank actively competes with other financial institutions in its market area. Competition for savings comes principally from other commercial banks, savings and loan associations, credit unions and brokerage house "money market funds" located in its primary market area. The primary factors in competing for savings are interest rates paid on deposits and convenience of office hours and locations. During periods when money market rates are relatively high, obligations offered by governments, government agencies and other entities seeking funds add significantly to competition for savings.

     The Bank's principal competition for loans is provided by other commercial banks, savings and loan associations, mortgage companies and credit unions.
The primary factors in loan competition are interest rates, extent and time interval of interest rate adjustments, origination charges and convenience of office location for applications, closing and servicing.

                                   Regulation
                                   ----------

     The Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5 percent voting interest in any bank, and restricts interstate banking activities.

     The Act restricts the Corporation's non-banking activities to those which are closely related to banking. The Federal Reserve Board has determined by regulation that the following activities are permissible for bank holding companies and their subsidiaries. Some of these activities include the following: making, acquiring or servicing loans or other extensions of credit; trust company functions; leasing personal or real property; courier services; management and consulting for other depository institutions; and real estate appraising. The Corporation presently has no non-banking activities, but may in the future engage in one or more of the non-banking activities identified above.

     The Corporation's cash revenues are derived from dividends paid by the Bank, its subsidiary. These dividends are subject to various legal and regulatory restrictions as summarized in Note I on page 18 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

     Under the Act and regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

     The Bank is a stock-form commercial bank organized under the laws of the State of Ohio, and its deposits are insured by the FDIC. The Bank derives its lending, investment and other powers from the applicable provisions of Ohio law and the regulations of the Ohio Department of Banking (the "Banking Department"), subject to limitation or other modification under applicable federal laws and regulations of such agencies as the FDIC and the Federal Reserve Board. The Bank is subject to periodic examination and supervision by the Federal Reserve Board and the Banking Department.

     The Banking Department regulates the Bank's internal organization as well as its deposit, lending and investment activities. The Superintendent of the Banking Department must approve changes to the Bank's Certificate of Incorporation, establishing or relocating branch offices, mergers and the issuance of additional stock. Many of the areas regulated by the Banking Department are subject to similar regulation by the Federal Reserve Board.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters. The effective dates for the provisions of the FDIC Improvement Act are staggered, some having already taken effect and others taking effect at various times in the future. Regulations have been proposed to implement this Act, but the full effects of the FDIC Improvement Act generally on the financial services industry, and specifically on the Corporation, cannot now be measured.

                          Examination and Supervision
                          ---------------------------

     Both the Banking Department and the Federal Reserve Board issue regulations and require the filing of reports describing the activities and financial condition of banks under their jurisdiction. Each regulatory body conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operations of such banks. This supervision and regulation is intended primarily for the protection of depositors.

     The Federal Reserve Board may sanction any insured bank that does not operate in accordance with Federal Reserve Board regulations, policies and directives. Proceedings may be instituted against any insured bank, or any trustee, director, officer or employee of the bank, that engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The Federal Reserve Board may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of or condition imposed by the FDIC.

     Under Ohio law, the Superintendent of the Banking Department may also issue an order to an Ohio-chartered banking institution to appear and explain an apparent violation of law, to discontinue unsound or unsafe practices, and to keep books and accounts as prescribed. Upon a finding by the Banking
Department that any director, trustee or officer of any banking organization has violated any law or duly enacted regulation, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard.

     Effective January 1, 1991, the Federal Reserve Board adopted core capital requirements to be applicable to state member banks and bank holding companies, which require a 3 percent core capital requirement for any institution in the highest regulatory rating ("CAMEL rating") category. All other banking organizations would be required to maintain levels 100 to 200 basis points higher, based on their particular circumstances. As of December 31, 1993, the Corporation and the Bank, respectively, had tier one leverage ratios of 7.90% and 8.10%, which placed each in compliance with applicable core capital requirements.

     Failure to meet the capital requirements would mean that the insured member bank would be treated as having inadequate capital, and such an insured member bank would have to develop and file a plan with the Federal Reserve Board describing the means and a schedule for achieving the minimum capital requirements. In addition, such an insured member bank would not receive the Federal Reserve Board's approval of any application that required the consideration of capital adequacy, for instance, a branch application, unless the Federal Reserve Board found that the bank had a reasonable plan to meet the capital requirement within a reasonable period of time.

     In March 1989, the Federal Reserve Board adopted a risk-based capital rule which will apply to all BIF-insured state-chartered banks that are members of the Federal Reserve System ("state member banks"), such as the Bank. The rule requires state member banks to maintain minimum capital levels based upon a weighting of the assets according to risk. Under the new rule, qualifying total risk-based capital equals the sum of Tier I and Tier II capital. Among other items, Tier I capital is generally comprised of common stockholders' equity, non-cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, while Tier II capital generally consists of allowances for loan and lease losses (limited to a percentage of risk-weighted assets) and maturing capital instruments such as cumulative perpetual preferred stock, convertible debt securities and subordinated debt. At least 50 percent of the qualifying total risk-based capital must consist of Tier I capital. Tier I capital is defined as the sum of Tier I capital elements minus all intangible assets other than mortgage servicing rights.

     Once risk-based capital is calculated, the rule then assigns each balance sheet asset held by state member banks to one of four risk categories (0%, 20%, 50% and 100%) based on the amount of credit risk associated with that particular class of assets. For example, cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are assigned a 0% risk weight while qualifying first mortgages on one- to four-family residential loans are assigned a 50% risk weight. Assets not within a specific risk-based category are assigned to the 100% risk-weight category. Indirect holding of pools of assets, for example mutual funds, are assigned the highest risk category appropriate to the highest risk-weighted asset that the fund is permitted to hold. Off-balance sheet items are included in risk-weighted assets pursuant to a conversion formula. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. The resulting weighted value from each of the four risk categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of the risk-based capital ratio. The state member bank's risk-based capital ratio is then calculated by dividing its qualifying total risk-based capital base by its risk-weighted assets.

     The rule for calculating risk-based capital ratios took effect in 1989. At the end of 1992, state member banks are required to maintain qualifying total capital equal to 8 percent of their risk-weighted assets and off-balance sheet items. Banks that fail to meet the risk-based capital requirements are required to file a capital plan with the Federal Reserve Board describing the means and a schedule for achieving the minimum capital requirements. In addition, any application that requires the consideration of capital adequacy, such as a branch application, may not be approved by the Federal Reserve Board unless the Federal Reserve Board finds that the bank has a plan to meet the capital requirements within a reasonable period of time. At December 31, 1993, the Bank's total capital-to-risk weighted assets ratio calculated under the risk-based capital requirement was 14.93 percent, while the Bank's actual risk-based capital was in excess of that required by $20,132,000.

                             Federal Reserve System
                             ----------------------

     Under Federal Reserve Board regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Effective April 2, 1992, the Federal Reserve Board cut the reserve requirement on transaction accounts from 12 percent to 10 percent. Effective December 31, 1990, in addition, no reserves (subject to adjustment by the Federal Reserve Board up to 9 percent) must be maintained on time deposits, which include borrowings with original maturities of less than one and one-half years. These amounts and percentages are subject to adjustment by the Federal Reserve Board. Money market deposit accounts are subject to the reserve requirement applicable to time deposits when held by an entity other than a natural person.

                             Insurance of Deposits
                             ---------------------

     Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), to the legal maximum. Under FIRREA, the deposits of commercial banks continue to be insured to a maximum of $100,000 for each insured depositor.

                           Community Reinvestment Act
                           --------------------------

     Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure will include both a four-unit descriptive rating for all CRA examinations at banks and thrifts after July 1, 1990, using terms such as satisfactory and unsatisfactory, and a written evaluation of each institution's performance. At its most recent CRA performance evaluation, the Bank received a satisfactory evaluation of its CRA performance.


                      Executive Officers of the Registrant
                      ------------------------------------
                             (as of March 1, 1994)
                             ---------------------

                                                                Executive
                                                                 Officer
        Name          Age             Position                    Since
        ----          ---             --------                  ----------

John S. Kreighbaum     47   President and Chief Executive
                               Officer                             1991
Timothy W. Esson       44   Executive Vice President
                               and Treasurer                       1980
James R. Bryden        51   Regional President/
                               North Central District              1987
Mary A. Barnes         49   Senior Vice President/
                               Branch Administration               1993
Dennis K. Miller       46   Senior Vice President/
                               Operations                          1993
Kenneth E. Reiber      64   Senior Vice President/
                               Senior Trust Officer                1985
Robert J. Scott        45   Senior Vice President/
                               Chief Trust Operations Officer      1993
J. Sue Snyder          61   Senior Vice President/
                               Human Resources                     1980
Bruce E. Stevens       45   Vice President/
                               Director, Commercial Lending        1993
Lois E. Gunning        65   Corporate Secretary                    1987


     Each of the above executive officers of the Corporation has been an officer of the Registrant or its subsidiary, PremierBank & Trust, during the past five years, except as follows. Mr. Kreighbaum joined the Corporation and the Bank as President in January 1991. Mr. Kreighbaum most recently was the President and Chief Executive Officer of The Delaware County Bank, Delaware, Ohio, from 1986 through 1990. Mrs. Barnes joined the Corporation and the Bank as Vice President in August 1991, and became Senior Vice President/Branch Administration in June 1993. Prior to that, Mrs. Barnes was Vice President at Delaware County Bank from 1987 to July 1991. Mr. Miller joined the Corporation and the Bank in October 1992 as Vice President. In June 1993 he was made
Senior Vice President/Operations. Prior to joining CoBancorp Inc. and PremierBank & Trust, Mr. Miller was Senior Vice President/Chief Auditor at
First Security Corporation of Kentucky from 1988 to October 1992. Mr. Scott joined the Corporation and the Bank in March 1993. Prior to that, he was at Mid-State Bank and Trust Company, Altoona, Pennsylvania since 1983. Mr.
Stevens joined the Corporation and the Bank in June 1992 as Vice President/Commercial Loan Officer, and became Vice President/Director, Commercial Lending in May 1993. Prior to joining CoBancorp Inc. and
PremierBank & Trust, Mr. Stevens was Senior Vice President, Loan
Administration at a local commercial bank from 1974 to 1992.

     There are no family relationships between any of the above executive officers of the Corporation.

                          Supplemental Financial Data
                          ---------------------------

     Numeric disclosure regarding the Corporation's business and supplemental financial data concerning the Corporation and the Bank as described below is incorporated herein by reference to the pages of this report set forth opposite each specific caption:

            Caption                                                  Page
            -------                                                  ----
     Average Consolidated Balance Sheets, Net Interest
        Income and Rates                                               15
     Summary of Changes in Net Interest Income                         16
     Investment Securities Carrying Value and Yield by Maturity Date   20
     Loan Portfolio                                                    18
     Loan Maturities and Sensitivity to Changes in Interest Rates      19
     Credit Quality and Experience                                     23
     Deposits                                                          21
     Return on Equity and Assets                                       14
     Securities Sold Under Agreements to Repurchase                    22

                                       10

ITEM 2. PROPERTIES
- ------------------

     The principal office of CoBancorp Inc. and PremierBank & Trust is located at 124 Middle Avenue, Elyria, Ohio. At December 31, 1993, the Bank owned 19 of its banking facilities and leased the other 12 facilities. All but seven of the offices are located in Lorain County, Ohio.

     Through the Bank, the Corporation owns and operates 27 ATMs at various branch offices and at six remote locations and is a member of the MAC and Money Station ATM Networks, which provide their members with regional ATM access, and the Plus System ATM network, which provides its members with international access.

     The following table sets forth certain information regarding the properties of the Corporation and the Bank.

                                 Owned or       Mortgage        Lease
Office Location                   Leased      Indebtedness    Expiration
- ---------------                  --------     ------------    ----------
Elyria
     248 North Abbe Road          Leased           n/a         March 2008
     230 East Broad Street        Owned             0
     124 Middle Avenue            Owned             0
     1550 West River Road North   Owned             0
    *8703 West Ridge Road         Leased           n/a         June 1994
    *38505 Chestnut Ridge Road    Leased           n/a         May 1994
     1000 North Abbe Road         Owned             0
    *Elyria Memorial Hospital
         630 East River Street    Leased           n/a         July 1996
     Elyria United Methodist Home
         807 West Avenue          Leased           n/a         December 1994
    *400 Clark Street               **              0
     1407 East Avenue***          Leased           n/a         September 1994

Amherst
     160 Cleveland Avenue         Owned             0
     938 North Leavitt Road       Owned             0

Avon
     36000 Detroit Road           Leased           n/a         May 2011

Avon Lake
     33388 Walker Road            Leased           n/a         March 1997

Columbia Station
     26700 Royalton Road          Owned             0

Crestline
     350 North Seltzer Street     Owned             0

Delaware
     95 East William Street       Owned             0

                                   Continued

                                   Owned or       Mortgage        Lease
Office Location                     Leased      Indebtedness    Expiration
- ---------------                    --------     ------------    ----------
Grafton
     432 North Main Street          Owned             0

Greenwich
     13 Main Street                 Owned             0

Huron
     410 Cleveland Road East        Leased            n/a         May 1997

Lorain
     3903 Pearl Avenue              Leased            n/a         November 2000

North Ridgeville
     38659 Center Ridge Road        Owned             0
     34210 Center Ridge Road        Owned             0

Oberlin
     49 South Main Street           Owned             0
     *Oberlin College (Wilder Hall) Leased            n/a         monthly

Shiloh
     23 West Main Street            Owned             0

Sunbury
     *7735 State Route 37 and I-71   ****             0

Vermilion
     4530 Liberty Avenue            Owned             0

Westlake
     801 Crocker Road               Owned             0

Worthington***
     100 East Campus View Blvd.     Leased             n/a        October 1996

* Remote ATM only
**Remote ATM located on premises of local manufacturing company
***Loan Production Office only
****Remote ATM located on premises of the Flying J Travel Plaza

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

     There is no pending litigation of a material nature in which the Corporation or the Bank is involved and no such legal proceeding was terminated during the fourth quarter of 1993. Furthermore, there is no material proceeding in which any director, officer, or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Corporation or the Bank.

     As a part of its ordinary course of business, the Corporation and the Bank are each a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of delinquent accounts. All such litigation is incidental to the business of the Bank and the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- ------------------------------------------------------------------------
        MATTERS
        -------

     Reference is made to the "Market and Dividend Information" on page 25 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference, for information concerning the principal market for Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. The high and low bid prices quoted from the newspaper (prior to the Corporation's listing on the Nasdaq National Market System in August 1993) reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. Reference is made to Note I to the Consolidated Financial Statements on page 18 of the Registrant's 1993 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

     Reference is made to the table entitled "Five Year Financial Summary" on page 25 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     CoBancorp Inc. is a one-bank holding company with total consolidated assets at year-end 1993 of $492 million. Its subsidiary, PremierBank & Trust, maintains offices in Lorain County, as well as Cuyahoga, Erie, Huron, Richland, Delaware, Crawford and Franklin Counties.

     This section of the report provides a narrative discussion and analysis of the consolidated financial condition and results of operations of CoBancorp Inc. and PremierBank & Trust for the past three years. The supplemental financial data included in this section should be read in conjunction with the consolidated financial statements and related disclosures presented on pages 8 through 24 of the Registrant's 1993 Annual Report to Shareholders, which are incorporated herein by reference. All shares outstanding and per share data have been adjusted for a four-for-three stock split in February 1994, a four-for-three stock split in July 1993, a four percent stock dividend in 1992, a three percent stock dividend in 1991 and a five percent stock dividend in 1989.

                      Consolidated Selected Financial Data
                      ------------------------------------

     Reference is made to the table entitled "Five Year Financial Summary" on page 25 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

                              Performance Overview
                              --------------------

     Net income for 1993 was $5,281,000, or $1.61 per share, compared to $4,378,000, or $1.35 per share in 1992, and $3,254,000, or $1.01 per share in
1991. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets (ROA). ROE is the ratio of income earned to average shareholders' equity. ROE for 1993 was 14.6 percent, compared to 13.8 percent in 1992 and 11.3 percent in 1991. ROA measures how effectively a corporation uses its assets to produce earnings. For 1993, return on average assets was 1.10 percent. ROA was 1.01 percent in 1992 and .81 percent in 1991. ROE and ROA have been positively impacted by an upward trend in the net interest margin.

     The following table sets forth operating and capital ratios of the Corporation.

                          Return on Equity and Assets

                                                         December 31
                                          --------------------------------------
                                            1993            1992          1991
                                            ----            ----          ----
Return on average assets                    1.10%           1.01%          .81%
Return on average equity                   14.60           13.76         11.30
Dividend payout ratio                      25.52           25.58         25.41
Ratio of average equity to average assets   7.53            7.34          7.17

                             Results of Operations
                             ---------------------

Net Interest Income
- -------------------

     The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis grew to $23,713,000 in 1993, from $21,828,000 in 1992 and $18,968,000 in 1991. Reference is made to the "Summary of Changes in Net Interest Income" on page 16 of this report for a detailed analysis of factors affecting this trend in net interest income. Net interest margin, which is net interest income divided by average earning assets, was 5.39 percent in 1993 compared with 5.43 percent in 1992 and 5.13 percent for 1991.

     Average earning assets, as a percentage of total assets, decreased slightly to 91.7 percent this year compared to 92.0 percent in 1992 and 92.1 percent in 1991.

     The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following table.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
Fully taxable equivalent (in thousands of dollars)

                                                             1993                                    1992
                                             --------------------------------------   --------------------------------------
                                              Average                                  Average
                                               Daily                       Yield/       Daily                        Yield/
                                              Balance       Interest        Rate       Balance      Interest          Rate
                                             ---------    -----------   -----------   ---------    -----------   -----------
Assets

  Interest-earning assets:
    Loans (including fees)
      Taxable                                $255,726       $23,383         9.14%      $228,739      $22,610            9.88%
      Tax-exempt                                4,280           265         6.19          4,766          351            7.36
    Investment securities
      Taxable                                 123,028         8,099         6.58        128,156       10,067            7.86
      Tax-exempt                               51,630         4,420         8.56         28,999        2,800            9.66
    Federal funds sold                          5,297           155         2.93          8,200          278            3.39
                                           ----------    ----------                   ---------    ---------
      Total interest-earning assets           439,961        36,322         8.26        398,860       36,106            9.05

  Noninterest-earning assets:
    Cash and due from banks                    23,596                                    19,611
    Bank premises and equipment                 9,270                                     8,438
    Other assets                               12,557                                    11,529
    Less allowance for loan losses             (5,481)                                   (5,088)
                                           ----------                                 ---------
      Total assets                           $479,903                                  $433,350
                                           ==========                                 =========

Liabilities and Shareholders' Equity

  Interest-bearing liabilities:
    Interest-bearing transaction accounts    $ 55,606         1,337         2.40%      $ 41,883        1,323            3.16%
    Savings                                   164,593         4,570         2.78        139,862        4,970            3.55
    Time deposits                             141,872         6,064         4.27        147,106        7,571            5.15
    Short-term funds                           24,721           638         2.58         18,154          585            3.22
                                           ----------    ----------                   ---------    ---------
      Total interest-bearing liabilities      386,792        12,609         3.26        347,005       14,449            4.16
                                                         ----------                                ---------
  Noninterest-bearing liabilities:
    Demand deposits                            51,983                                    49,187
    Other liabilities                           4,971                                     5,339
  Shareholders' equity                         36,157                                    31,819
                                           ----------                                 ---------
      Total liabilities and
      shareholders' equity                   $479,903                                  $433,350
                                           ==========                                 =========
  Net interest income                                      $ 23,713                                  $21,657
                                                         ==========                                =========

  Net yield/rate on interest-earning
    assets                                                                  5.39%                                       5.43%
                                                                      ==========                                  ==========































AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
Fully taxable equivalent (in thousands of dollars)

                                                              1991
                                             --------------------------------------
                                              Average
                                               Daily                       Yield/
                                              Balance       Interest        Rate
                                             ---------    -----------   -----------
Assets

  Interest-earning assets:
    Loans (including fees)
      Taxable                                $224,698       $24,568        10.93%
      Tax-exempt                                5,211           562        10.78
    Investment securities
      Taxable                                 102,039         9,008         8.83
      Tax-exempt                               21,785         2,221        10.20
    Federal funds sold                         16,357           906         5.54
                                           ----------    ----------
      Total interest-earning assets           370,090        37,265        10.07

  Noninterest-earning assets:
    Cash and due from banks                    17,606
    Bank premises and equipment                 8,829
    Other assets                                9,563
    Less allowance for loan losses             (4,281)
                                           ----------
      Total assets                           $401,807
                                           ==========

Liabilities and Shareholders' Equity

  Interest-bearing liabilities:
    Interest-bearing transaction accounts    $ 32,126         1,496         4.66%
    Savings                                   110,227         5,261         4.77
    Time deposits                             152,855         9,983         6.53
    Short-term funds                           28,840         1,557         5.40
                                           ----------    ----------
      Total interest-bearing liabilities      324,048        18,297         5.65
                                                         ----------
  Noninterest-bearing liabilities:
    Demand deposits                            43,839
    Other liabilities                           5,118
  Shareholders' equity                         28,802
                                           ----------
      Total liabilities and
      shareholders' equity                   $401,807
                                           ==========
  Net interest income                                      $ 18,968
                                                         ==========

  Net yield/rate on interest-earning
    assets                                                                  5.13%
                                                                      ==========

Notes: Nonaccrual loans are included in average loan balances.  Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1993, 1992 and 1991.



     The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

                   Summary of Changes in Net Interest Income
                                     1993 vs. 1992                1992 vs. 1991
                             Increase (Decrease) Due to (1) Increase (Decrease) Due to (1)
                             ------------------------------ ------------------------------
                                Volume      Rate      Net     Volume       Rate      Net
                                ------      ----      ---     ------       ----      ---
                                               (In thousands of dollars)

Interest income:
   Loans, net of unearned
     income (2)                $ 2,127    $(1,440)   $ 687     $ (24)    $(1,982)    $(2,006)
   Taxable investment
     securities                   (403)    (1,565)  (1,968)    2,306      (1,246)      1,060
   Nontaxable investment
     securities                  2,185       (566)   1,619       735        (156)        579
   Federal funds sold              (98)       (25)    (123)     (452)       (177)       (629)
                               -------    -------  -------   -------     -------     -------
     Total interest-earning
        assets                   3,811     (3,596)     215     2,565      (3,561)       (996)

Interest expense:
   Interest-bearing
     transaction
     accounts                      436       (422)      14       455        (629)       (174)
   Savings                         923     (1,322)    (399)    1,407      (1,698)       (291)
   Time deposits                  (123)    (1,383)  (1,506)     (338)     (2,074)     (2,412)
   Short-term funds                179       (126)      53      (591)       (382)       (973)
                               -------    -------  -------   -------     -------     -------
     Total interest-bearing
        liabilities              1,415     (3,253)  (1,838)      933      (4,783)     (3,850)
                               -------    -------  -------   -------     -------     -------
Change in net
     interest income           $ 2,396     $ (343) $ 2,053   $ 1,632     $ 1,222     $ 2,854
                               =======    =======  =======   =======     =======     =======

(1) Changes in interest income not arising solely from rate or volume variances are included in rate variances.
(2) Nonaccrual loans are included in average loan balances.

PROVISION FOR LOAN LOSSES

     The total provision for loan and real estate losses was $920,000 in 1993, $2,800,000 in 1992 and $2,500,000 in 1991. Additional discussion regarding the provision for loan losses and the allowance for loan losses is contained in this report in the section entitled "Credit Quality and Experience" on page 23.

NONINTEREST INCOME

     Total noninterest income of $4.5 million for 1993 increased $500,000, or
10.5 percent, when compared to 1992. This follows increases of 30.1 percent during 1992 and 6.6 percent during 1991. Service charges on deposit accounts represented $178,000 of the growth in 1992 due principally to growth in transaction and savings deposit accounts coupled with price increases. Income from trust activities increased in 1993, 1992 and 1991 primarily due to the growth in assets under management. Total assets managed by the Trust Department aggregated $220.0 million, $173.0 million and $151.5 million at December 31, 1993, 1992 and 1991, respectively. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in gains of $665,000, $566,000 and $142,000 in 1993, 1992 and 1991,
respectively.

NONINTEREST EXPENSES

     Noninterest expenses increased 18.2 percent in 1993, 12.9 percent in 1992 and 2.5 percent in 1991. The increase in 1993 can be attributed to higher levels of expense relative to salaries, advertising, supplies and insurance. Salaries, wages and benefits account for 43.6 percent of total noninterest expense in 1993, compared to 43.2 percent in 1992 and 47.7 percent in 1991. These increases are primarily attributable to increases in the number of employees, the increased cost of benefits and merit raises. Also affecting the increase in 1991 was a one-time cost of the finalization of the outsourcing process of the electronic data processing activities of the Bank. In December 1993 there were 317 full-time equivalent employees, an increase of 12.8 percent from the 281 full-time equivalent employees at December 1992, which was an increase of 12.9 percent from the level of 249 full-time equivalent at December 1991.

INCOME TAXES

     One element of the Corporation's tax planning is the implementation of various investment and loan strategies to maximize after-tax profits. This planning is an ongoing process which considers the levels of tax-exempt securities and loans, investment securities gains or losses and allowable loan loss deductions. The Corporation's effective income tax rate (income tax expense divided by income before income taxes) is less than the statutory rate primarily due to income on tax-exempt securities and loans. It should be recognized that the yield on these types of assets is considerably less than on other investments of the same maturity and risk.

     The income tax provision was $1,100,000 in 1993, compared with $1,130,000 in 1992 and $761,000 in 1991. The Corporation's effective tax rate was 20.8 percent in 1993, 20.5 percent in 1992 and 19.0 percent in 1991.

     It has been determined that for the year ended December 31, 1993, a valuation allowance is not required on any of the deferred tax assets recorded due primarily to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.

                              FINANCIAL CONDITION

     The consolidated financial condition of the Corporation and the Bank as of December 31, 1993 and 1992 is presented in the comparative balance sheets on page 8 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference. The following discussions address key elements of financial condition, including earning assets, the sources of funds supporting earnings assets, credit quality and experience, asset and liability management and capital adequacy.

                                 EARNING ASSETS
LOANS

     Loans comprise the majority of the Corporation's earning assets, representing 59.1 percent of average earning assets in 1993, and 58.5 percent in 1992. Average loans outstanding increased 11.3 percent in 1993 and 1.6 percent in 1992.

     The largest asset category in the loan portfolio was real estate mortgage loans, which comprised 45.8 percent of total loans at the end of 1993. Commercial and collateral loans totaled 42.4 percent of the portfolio and installment loans comprised 10.8 percent of the portfolio. All other loans were 1.0 percent of the portfolio. In 1992, commercial and collateral loans were 44.3 percent of the loan portfolio, real estate mortgages were 40.5 percent, installment loans were 13.9 percent and other loans were 1.3 percent.

     The mix within the commercial loan portfolio is diverse and represents loans to a broad range of business interests, located primarily within the Bank's defined market area, with no significant industry concentration. The installment loan portfolio is composed principally of financing to individuals for vehicles and consumer assets. The real estate portfolio is primarily residential mortgages that can qualify for sale into the secondary market.

     Loans by major category at the end of the last five years were as follows:


                                 Loan Portfolio

                                                        December 31
                                ----------------------------------------------------------
                                  1993         1992        1991         1990        1989
                                --------     --------    --------     --------    --------
                                              (In thousands of dollars)
Real estate                     $132,589     $ 99,761    $ 81,368     $ 77,420    $ 68,371
Installment                       31,229       34,145      44,465       56,010      51,367
Commercial and collateral        122,699      109,169      93,694      101,751      94,955
All other                          2,932        3,330       3,768        4,066       4,394
                                --------     --------    --------     --------    --------
Total (net of unearned
 income)                        $289,449     $246,405    $223,295     $239,247    $219,087
                                ========     ========    ========     ========    ========

     The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics of the portfolio and the future profitability of the portfolio. Loans at December 31, 1993, reported at the earliest of maturity or repayment for fixed rate loans, and earliest repricing opportunity for variable rate loans, with nonaccrual loans included in the "after 5 years" category, are as follows (in thousands of dollars):


          Loan Maturities and Sensitivity to Changes in Interest Rates

                                 Within           1-5       After
                                 1 year         years      5 years         Total
                                --------      --------     --------       --------
 Real estate                    $ 38,589      $ 37,602     $ 56,398       $132,589
 Installment                      13,053        15,906        2,270         31,229
 Commercial and collateral        80,904        36,075        5,720        122,699
 All other                             0             0        2,932          2,932
                                --------      --------     --------       --------
                                $132,546      $ 89,583     $ 67,320       $289,449
                                ========      ========     ========       ========

     Fixed rate loans maturing within one year and loans with adjustable rates that reprice annually or more frequently (exclusive of scheduled repayments) totaled $118,336,000 or 40.9 percent of the loan portfolio at December 31, 1993.

INVESTMENT SECURITIES

     The investment portfolio is comprised of U. S. Treasury and other U. S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions, and certain other investments. The quality of obligations of states and political subdivisions will be A, AA, or AAA, the majority of which will be AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of our service area, we may purchase certain unrated bonds of local schools, townships and municipalities, provided they are of reasonable credit risk.

     On December 31, 1993, the Corporation adoped FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities available-for-sale are recorded at market value and the unrecognized gain of $982,000 (net of tax) is included in shareholders' equity. The adoption did not have a material effect on results of operations and prior years' financial statements were not restated. In anticipation of the adoption of FASB Statement No. 115, securities netting to $87,275,000 (adjusted cost basis) were reclassified between the held-to-maturity and available-for-sale portfolios.

     The portfolio accounting designations were made in order to attain the objectives of the Corporation's investment portfolio, which are to generate interest income, serve as a liquidity source and play an important role in the management of the interest rate sensitivity of the Corporation. Accordingly, securities purchased for the available-for-sale category are those which may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid. Securities in the held-to-maturity category are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost.

     The investment portfolio represented 39.7 percent of average earning assets in 1993 and 39.4 percent in 1992. Average investment securities held increased
11.1 percent in 1993 compared to 1992. The tax-equivalent yield on the entire portfolio was 7.17, 8.19 and 9.07 percent in 1993, 1992 and 1991, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest rate sensitivity management.
In addition, they serve as a source of collateral for low-cost funding. The market value of investment securities was higher than book value at December
31, 1993 and 1992. The decision to purchase securities is based upon the assessment of current economic and financial trends. At December 31, 1993, the investment portfolio had a total book value of $152.9 million compared with $172.8 million at the previous year-end.

     Summary information with respect to the securities portfolio at December 31 follows (in thousands of dollars):


                                   1993 Carrying Value
                                  ----------------------                    1992            1991
                                  Held to      Available      1993        Carrying        Carrying
                                 Maturity      for Sale       Yield        Value           Value
                                 --------      --------       -----       --------        --------
U.S. Treasury and other
 U.S. Government agencies
  Under 1 year                                  $ 4,134        7.34%
  1 to 5 years                                   17,943        6.58
                                                -------                    --------        --------
     Total                                       22,077        6.71        $ 52,778        $ 41,298

States of the U.S. and
 political subdivisions
   Under 1 year                   $ 3,006                      6.02
   1 to 5 years                    23,219                      5.58
   5 to 10 years                   35,780                      6.14
   Over 10 years                    1,727                      5.80
                                  -------                                  --------        --------
     Total                         63,732                      5.92          37,508          23,876

Collateralized mortgage-
 backed securities
  Under 1 year                                   35,062        6.13
  1 to 5 years                                   31,118        6.93
  5 to 10 years
  Over 10 years                                     506        9.20
                                                -------                    --------        --------
     Total                                       66,686        6.53          82,042          78,747
Other
 Over 10 years                        439                      6.00             439             439
                                  -------       -------                    --------        --------
     Total                        $64,171       $88,763                    $172,767        $144,360
                                  =======       =======                    ========        ========

     The yield at December 31, 1993, was the combined rate for the held-to-maturity and available-for-sale securities portfolios.

     Mortgage-backed securities and other securities which may have prepayment provisions are assigned to a maturity category based on estimated average life. Securities with a call provision are assigned to a maturity category based on call date. Yield represents the weighted average yield to maturity. The yield on obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis, assuming a 34% tax rate.

FEDERAL FUNDS SOLD

     Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1993, 1992 and 1991, these funds represented approximately 1.2 percent, 2.1 percent and 4.4 percent, respectively, of average earning assets.

                                SOURCES OF FUNDS

DEPOSITS

     The Corporation's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, money market and other time accounts, grew 13.4 percent in 1993, compared to 14.3 percent in 1992 and 5.2 percent in 1991. Average demand deposits (noninterest-bearing core deposits) increased 5.7 percent in 1993 and 12.2 percent in 1992, following a decrease of
1.3 percent in 1991. These deposits represent approximately 13.1 and 13.9 percent of average core deposits in the last two years, respectively.

     The Corporation's core deposit fund position has allowed management to place less emphasis on purchased funds to support loans and investments. Purchased funds include certificates of deposit over $100,000. These funds are used to balance rate sensitivity and as a supplement to core deposits. Average certificates of deposit over $100,000 decreased 30.1 percent in 1993 from 1992 levels, to 3.5 percent of average assets. This followed a decrease of 15.5 percent in 1992 from 1991 levels, to 5.7 percent of average assets in 1992.

     The following table presents the average amount of and the average rate paid on each of the following deposit categories (dollar amounts in thousands).

                                Average Deposits

                                                       Years ended December 31
                                                  ------------------------------------
                                                   1993          1992          1991
                                                   ----          ----          ----
AMOUNT

Noninterest bearing demand deposits               $ 51,983      $ 49,187      $ 43,839

Interest bearing transaction accounts               55,607        41,883        32,126

Savings deposits                                   164,593       139,862       110,227

Time deposits                                      141,872       147,106       152,855
                                                  --------      --------      --------
                                                  $414,055      $378,038      $339,047
                                                  ========      ========      ========
AVERAGE RATE FOR THE YEAR

Interest bearing transaction accounts                 2.40%         3.16%         4.70%

Savings deposits                                      2.78          3.55          4.77

Time deposits                                         3.31          5.15          6.53

     The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1993, was (in thousands of dollars):

                     Certificates of Deposit Over $100,000

     Three months or less                $10,357

     Over three through six months         1,383

     Over six through twelve months          735

     Over twelve months                    1,300
                                         -------
                                         $13,775
                                         =======

     There were three other time deposits of $100,000 or more at December 31, 1993, which will mature in 1994 through 1995.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased and notes payable TT&L. In 1993, these short-term funds increased slightly to 5.2 percent of average assets compared to 4.2 percent in 1992.

     The Corporation enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability.

     The following table presents information related to securities sold under agreements to repurchase (repurchase agreements).

                 Securities Sold Under Agreements to Repurchase

                                                               December 31
                                                    ---------------------------------
                                                     1993         1992         1991
                                                     ----         ----         ----
                                                       (in thousands of dollars)
Amount outstanding at December 31                   $ 4,453      $11,622      $ 8,583

Weighted average interest rate
   at December 31                                      2.18%        2.75%        3.73%

Maximum amount outstanding at any
   month's end during the year                      $19,462      $12,013      $24,049

Average amounts outstanding during year             $11,416      $ 8,903      $20,086

Weighted average interest rate during year             2.59%        3.11%        5.42%

                                        22

                         CREDIT QUALITY AND EXPERIENCE

NONPERFORMING LOANS

     Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower and industry concentration as well as sound credit policy guidelines and procedures.

     Except for installment and credit cards, loans on which interest and/or principal is 90 days or more past due are placed on nonaccrual status and any previously accrued but uncollected interest is reversed. Such loans remain on a cash basis for recognition of income until both interest and principal are current. Installment and credit cards loans past due greater than 120 days are charged off and previously accrued but uncollected interest is reversed.

     Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments and loans which have been renegotiated. Total nonperforming loans at December 31, 1993, were $1,459,000, compared to $2,540,000 at December 31, 1992 and $4,712,000 at December 31, 1991. The ratio of the allowance for loan losses to nonperforming loans at December 31, 1993, was 358.2 percent compared to 205.3 percent and 87.0 percent at December 31, 1992 and 1991, respectively. Total nonperforming loans as a percentage of total loans decreased to 0.5 percent at December 31, 1993, compared to 1.0 percent at December 31, 1992 and 2.1 percent at December 31, 1991.

The following table summarizes nonaccrual, past due and restructured loans.

                                                                       December 31
                                               -------------------------------------------------------------
                                               1993          1992        1991          1990          1989
                                               -----         ----        ----          ----          ----
                                                               (in thousands of dollars)
Accruing loans past due
   90 days or more as to
   principal or interest:
     Loans secured by real estate              $   58       $    0       $  214        $  371        $  423
     Loans to individuals                          57          108           81           255           222
     Commercial and industrial loans               26            0            0            12             4
     All other                                      0            0          730             0             0
                                               ------       ------       ------        ------        ------
                                               $  141       $  108       $1,025        $  638        $  649
                                               ======       ======       ======        ======        ======
Nonaccrual loans:
     Loans secured by real estate              $  518       $  866       $2,371        $3,441        $1,158
     Commercial and collateral                     77          761        1,196         2,426         2,623
     All other                                    723          805          120           326             0
                                               ------       ------       ------        ------        ------
                                               $1,318       $2,432       $3,687        $6,193        $3,781
                                               ======       ======       ======        ======        ======
Restructured loans past due
     30 days or more as to
     principal or interest:                    $    0       $    0       $    0        $    0        $    0
                                               ======       ======       ======        ======        ======

     The effect of the nonaccrual loans, on a fully taxable-equivalent basis, for the year ended December 31 was as follows:

                                                           Year Ended
                                                        December 31, 1993
                                                       ---------------------
                                                     (in thousands of dollars)
Interest income that would have been recorded
   under original terms                                       $ 50

Interest income recorded during the
    period                                                      38
                                                               ---
Net reduction in interest income                              $ 12
                                                              ====

ALLOWANCE FOR LOAN LOSSES AND LOAN CHARGE-OFFS

     The allowance for loan losses is the reserve maintained to cover losses that may be incurred in the normal course of lending. The allowance for loan losses is increased by provisions charged against income and recoveries of loans previously charged off. The allowance is decreased by loans that are determined uncollectible by management and charged against the allowance.

     In determining the adequacy of the allowance for loan losses, management on a regular basis evaluates and gives consideration to the following factors: estimated future losses of significant loans including identified problem credits; historical loss experience based on volume and types of loans; trends in portfolio volume, maturity and composition; off-balance sheet credit risk; volume and trends in delinquencies and nonaccruals; economic conditions in the market area; and any other relevant factors that may be pertinent.

     Potential problem loans are those loans which are on the Corporation's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Periodically, and at a minimum monthly, this "watch list" is reviewed and adjusted for changing conditions.

        The following table contains information relative to loan loss experience for each of the five years in the period ended December 31, 1993.

                                  1993      1992      1991      1990      1989
                                 ------    ------    ------    ------    ------
                                             (In thousands of dollars)
Allowance for loan losses at
  beginning of year              $5,215    $4,099    $4,644    $2,544    $2,230
Loans charged off:
     Real estate                    198        17        35                  17
     Installment                    471       866     1,300     1,286       749
     Credit card                     91       128        71        88        69
     Other                            2         1        42         7
     Commercial and collateral    1,384     1,838     2,839     1,039       855
                                 ------    ------    ------    ------    ------
                                  2,146     2,850     4,287     2,420     1,690

Recoveries on loans charged off:
     Real estate                     51         2                   1         3
     Installment                    330       555       795       477       331
     Credit card                     16        12         9         9         9
     Other                           12                  24
     Commercial and collateral      928       597       414       683       261
                                 ------    ------    ------    ------    ------
                                  1,337     1,166     1,242     1,170       604
                                 ------    ------    ------    ------    ------

Net loans charged-off               809     1,684     3,045     1,250     1,086

Provision for loan losses           820     2,800     2,500     3,350     1,400
                                 ------    ------    ------    ------    ------
Allowance for loan losses at
  end of year                    $5,226    $5,215    $4,099    $4,644    $2,544
                                 ======    ======    ======    ======    ======
Ratio of net charge-offs during
  the year to average loans
  outstanding during the year       .31%      .72%     1.32%      .54%      .52%
                                 ======    ======    ======    ======    ======

Ratio of allowance for loan
  losses to total loans
  at December 31                   1.81%     2.12%     1.84%     1.94%     1.16%
                                 ======    ======    ======    ======    ======


     The following table shows an allocation of the allowance for loan losses for each of the past five years (dollar amounts in thousands).

                                                                                             Percent of Loans in Each
                                              Amount                                         Category to Total Loans
                                           December 31                                            December 31
                       ----------------------------------------------------       --------------------------------------------
                       1993        1992        1991       1990        1989       1993      1992      1991      1990      1989
                       ----        ----        ----       ----        ----       ----      ----      ----      ----      ----
 Real estate          $  406      $  205      $  166     $   35      $   74       46%       41%       36%       32%       31%
 Installment             732         511         503        503         878       11        14        20        23        24
 Commercial and
   collateral          2,270       2,761       3,210      3,249       1,460       42        44        42        43        43
 All other               124         180          86         58          93        1         1         2         2         2
 Unallocated           1,694       1,558         134        799          39      n/a       n/a       n/a       n/a       n/a
                      ------      ------      ------     ------      ------      ----      ----      ----      ----      ----
                      $5,226      $5,215      $4,099     $4,644      $2,544      100%      100%      100%      100%      100%
                      ======      ======      ======     ======      ======      ====      ====      ====      ====      ====

              ASSET AND LIABILITY MANAGEMENT AND CAPITAL ADEQUACY

INTEREST RATE SENSITIVITY

     Balance sheet structure and interest rate changes play important roles in the growth of net interest income. PremierBank & Trust's Asset/Liability Committee manages the overall rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and maintain a consistent net interest margin. Refer to the following tables for additional information regarding interest rate sensitivity:

              CAPTION                                                     PAGE
     Loan Maturities and Sensitivity to Changes in Interest Rates         19
     Investment Securities Yield by Maturity Date                         20
     Certificates of Deposit Over $100,000                                22

LIQUIDITY

     Liquidity is the ability to raise cash quickly and economically when funds are needed. The need for funds primarily arises from deposit withdrawals and demand for new loans. Stable core deposits and other interest-bearing funds are all important components of liquidity. PremierBank & Trust's long-term liquidity sources are a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with deposit customers. Core deposits averaged 82.7 percent of total average assets during 1993, and 81.6 percent during 1992.

     Readily marketable assets, particularly short-term investments, provide another source of liquidity. These funds can be quickly converted into cash to meet short-term liquidity demands at minimal cost.

CAPITAL ADEQUACY

     Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain capital growth over time and to absorb losses on risk assets. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise. Shareholders' equity at December 31, 1993, was $39.7 million, or $12.16 per share, compared with $34.2 million or $10.53 per share at December 31, 1992 and $30.4 million or $9.42 per share at December 31, 1991. At December 31, 1993, the Corporation's leverage ratio was 7.90 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were 13.34 percent for Tier 1, or "core" capital, and 14.60 percent for total qualifying capital. These ratios substantially exceed the minimums that are currently in effect for bank holding companies during 1993. These minimums are 4.00 percent and 8.00 percent for Tier I and total qualifying capital, respectively. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

     For additional discussion, see "Examination and Supervision," on pages 6 through 8 of this report.

                      COMMON STOCK AND RELATED MARKET DATA

COMMON STOCK

Reference is made to the "Market and Dividend Information" on page 25 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

DIVIDENDS

     CoBancorp Inc.'s dividend policy balances shareholders' return with the need to retain an adequate capital level to support future growth opportunities. Dividend payout has ranged from 25.4 to 49.5 percent of earnings over the last five years. Dividends declared in 1993 were $0.41 per share, compared to the $0.34 of dividends declared in 1992. Dividends for 1991 were $0.25 per share.

                    FINANCIAL REPORTING AND CHANGING PRICES

     Although inflation can have a significant effect on the financial condition and operating results of banks, it is difficult to measure the impact as neither the timing nor the magnitude of interest rate changes necessarily coincide with changes in the consumer price index or any other index of inflation.

     Inflation can impact the growth of total assets and result in a need to increase capital at a faster than normal rate in order to maintain an appropriate equity to assets ratio. This can result in a smaller proportion of earnings paid out in the form of dividends.

     The results of operations can also be affected by the impact of inflation on current interest rates. Intermediate to long-term interest rates tend to increase in an inflationary environment, thereby affecting the market value of long-term fixed rate assets. Higher short-term rates tend to increase funding costs. In addition, noninterest expenses are more directly impacted by current inflation rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------

     Reference is made to pages 8 through 24 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

     Reference is made to the Corporation's Proxy Statement dated March 21, 1994, and to information on page 9 of Part I of this report, for the information required by Items 10 through 13, and which information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------

(a) (1) and (2) Financial Statements and Schedules

     The following consolidated financial statements appear on pages 8 through 24 of the Registrant's 1993 Annual Report to Shareholders, which are incorporated herein by reference:

          Consolidated Balance Sheets at December 31, 1993 and 1992

          Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1993, 1992 and 1991

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

     Schedules I and II are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) Listing of Exhibits

     Reg. S-K
     Exhibit                                                            Page
     Number     Exhibit                                                Hereof
     --------   -------                                                ------
     (3)        Articles of Incorporation and Bylaws                    N/A
                (filed as Exhibit (3) to the Form 10-K of the
                Registrant for the year ended December 31, 1984,
                incorporated herein by reference)
     (10a)      Executive Supplemental Income Agreement                 N/A
                (filed as Exhibit (10) to the Form 10-K of the
                Registrant for the year ended December 31, 1985,
                incorporated herein by reference)
     (10b)      Directors Deferred Income Plan (filed as Exhibit (10b)  N/A to the Form 10-K of the Registrant for the year
                ended December 31, 1986, incorporated herein by
                reference)
     (10d)      Employment Agreement Among LCB Bancorp, Inc.,           N/A
                Lorain County Bank and John S. Kreighbaum
                (filed as Exhibit (10d) to the Form 10-K of the
                Registrant for the year ended December 31, 1990,
                incorporated herein by reference)

     (10e)      Consulting Agreement Among LCB Bancorp, Inc.,            N/A
                Lorain County Bank and Robert T. Bowman (filed as
                Exhibit (10e) to the Form 10-K of the Registrant
                for the year ended December 31, 1991, and
                incorporated herein by reference)
     (10g)      Agreement for Information Technology Services            N/A
                Between Electronic Data Systems Corporation and
                LCB Bancorp, Inc. with Addenda (filed as Exhibit (10g)
                to the Form 10-K of the Registrant for the year
                ended December 31, 1991, and incorporated herein
                by reference)
     (10h)      Lease Agreement Between Lorain County Bank and           N/A
                Electronic Data Systems Corporation (filed as
                Exhibit (10h) to the Form 10-K of the Registrant
                for the year ended December 31, 1991, and incor-
                porated herein by reference)
     (10i)      Amendment Dated February 1, 1992, to the Consulting      N/A
                Agreement Among LCB Bancorp, Inc., Lorain County Bank
                and Robert T. Bowman (filed as Exhibit (10i) to the
                Form 10-K of the Registrant for the year ended
                December 31, 1992, and incorporated herein by
                reference)
     (10j)      Amendment Dated December 3, 1992, to the Consulting      N/A
                Agreement Among CoBancorp Inc., Lorain County Bank
                and Robert T. Bowman (filed as Exhibit (10j) to the
                Form 10-K of the Registrant for the year ended
                December 31, 1992, and incorporated herein by
                reference)
     (10k)      LCB Bancorp, Inc. 1992 Long-Term Incentive Plan          N/A
                (filed as Exhibit (10k) to the Form 10-K of the
                Registrant for the year ended December 31, 1992,
                and incorporated herein by reference)
     (10l)      Employment Agreement Dated December 31, 1993,            34
                Among CoBancorp Inc., PremierBank & Trust and
                Timothy W. Esson
     (10m)      Amendment Dated February 1, 1994, to the Consulting      54
                Agreement Among CoBancorp Inc., PremierBank & Trust
                and Robert T. Bowman
     (13)       CoBancorp Inc. 1993 Annual Report to Shareholders        57
                (except for those portions of such Annual Report
                to Shareholders expressly incorporated by
                reference into this Report, such Annual Report to
                Shareholders is furnished solely for the information
                of the Securities and Exchange Commission and shall
                not be deemed a "filed" document)
     (22)       Subsidiaries of the Registrant                           90
     (23)       Consent of Independent Auditors                          91

(b) Reports on Form 8-K

     No reports on Form 8-K were filed in the last quarter of the Registrant's latest fiscal year.

                          [ERNST & YOUNG LETTERHEAD]



                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
CoBancorp Inc.


We have audited the consolidated financial statements of CoBancorp Inc. and subsidiary listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assesssing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoBancorp Inc. and subsidiary at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note A and R to the consolidated financial statements, in 1993 the corporation changed its methods of accounting for income taxes and accounting for certain investments in debt and equity securities, respectively.

                                                        /s/ ERNST & YOUNG

                                                        ERNST & YOUNG

January 21, 1994

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CoBancorp Inc.

Date: March 29, 1994                    By:               /s/
                                           ------------------------------------
                                           Timothy W. Esson
                                           Executive Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                       Capacity With Registrant                  Date
     ---------                       ------------------------                  ----
         /s/                         President and Chief
- ------------------------             Executive Officer, Director           March 29, 1994
John S. Kreighbaum

         /s/                         Chairman, Director                    March 29, 1994
- ------------------------
Robert T. Bowman

         /s/                         Director                              March 29, 1994
- ------------------------
Theodore S. Altfeld

         /s/                         Director                              March 29, 1994
- ------------------------
Thomas E. Haywood

         /s/                         Director                              March 29, 1994
- ------------------------
Richard J. Stewart

         /s/                         Director                              March 29, 1994
- ------------------------
Larry D. Jones

         /s/                         Director                              March 29, 1994
- ------------------------
James N. Johnson

                                     33