Form 10-Q
period 1994-06-30
COBANCORP INC
filed 1994-08-12
CIK 745276

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   June 30, 1994          Commission file number: 0-13166

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

As of June 30, 1994, there were 3,281,331 outstanding common shares, with no par value, of the Registrant.

                                  INDEX

                              COBANCORP INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                   Page

   Consolidated balance sheets--June 30, 1994 and
     December 31, 1993                                            3

   Consolidated statements of income--Three months ended
     June 30, 1994 and 1993; six months ended June 30,
     1994 and 1993                                                4

   Consolidated statements of cash flows--Six months
     ended June 30, 1994 and 1993                                 5

   Notes to consolidated financial statements--
     June 30, 1994                                                6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION                                      12


SIGNATURES                                                       13

PART I.  FINANCIAL INFORMATION

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1994

                                                     June 30     December 31
                                                      1994          1993
ASSETS
  Cash and due from banks                        $ 30,174,455   $ 29,051,488
  Investment securities (market value
    $126,390,000 at June 30, 1994 and
    $156,485,000 at December 31, 1993)            125,870,976    152,933,745
  Federal funds sold                                  100,000      3,000,000
  Loans                                           321,426,955    289,448,687
  Less allowance for loan losses                    5,466,849      5,226,401
                                                 ------------   ------------
         Net loans                                315,960,106    284,222,286
  Bank premises and equipment                      10,742,166     10,563,830
  Accrued income and prepaid expenses               3,796,607      3,433,018
  Other assets                                      8,898,058      8,596,377
                                                 ------------   ------------
         TOTAL ASSETS                            $495,542,368   $491,800,744
                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand--noninterest bearing                  $ 61,623,564   $ 59,208,379
    Demand--interest bearing                       54,522,309     58,858,055
    Savings and other time                        310,682,860    309,519,183
                                                 ------------   ------------
         Total deposits                           426,828,733    427,585,617
  Short-term funds                                 26,271,152     20,245,028
  Other liabilities                                 1,915,229      3,131,672
  Employee stock ownership plan
    obligation                                        942,760      1,105,260
                                                 ------------   ------------
         Total liabilities                        455,957,874    452,067,577
  Shareholders' equity
    Capital stock, without par value
      5,000,000 shares authorized
      3,281,331 shares outstanding
      3,268,488 at December 31, 1993                4,527,247      4,304,345
    Capital surplus                                16,623,320     16,623,320
    Retained earnings                              19,376,687     19,910,762
    Employee stock ownership plan
      obligation                                     (942,760)    (1,105,260)
                                                 ------------   ------------
         Total shareholders' equity                39,584,494     39,733,167
                                                 ------------   ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                  $495,542,368   $491,800,744
                                                 ============   ============

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
JUNE 30, 1994
                                                 Three months ended June 30      Six months ended June 30
                                                    1994           1993             1994           1993
Interest Income
  Loans (including fees)
    Taxable                                      $6,686,725     $5,707,179       $12,874,257    $11,280,407
    Tax-exempt                                       40,293         44,584            80,487         90,691
  Investment securities
    Taxable                                         998,917      2,175,353         2,288,150      4,542,686
    Tax exempt                                      885,678        697,444         1,739,534      1,281,538
  Federal funds sold                                  8,829         82,380            32,418        125,815
                                                 ----------     ----------       -----------    -----------
         Total interest income                    8,620,442      8,706,940        17,014,846     17,321,137
Interest Expense
  Deposits                                        2,623,470      3,035,023         5,249,406      6,027,633
  Short-term funds                                  160,941        158,032           277,936        350,797
                                                 ----------     ----------       -----------    -----------
         Total interest expense                   2,784,411      3,193,055         5,527,342      6,378,430
                                                 ----------     ----------       -----------    -----------
         Net interest income                      5,836,031      5,513,885        11,487,504     10,942,707
Provision for Loan and Real Estate Losses            83,333        250,000           208,333        850,000
                                                 ----------     ----------       -----------    -----------
         Net interest income after provision
         for loan and real estate losses          5,752,698      5,263,885        11,279,171     10,092,707
Other Income
  Service charges on deposit accounts               434,882        392,237           836,648        758,007
  Trust fees                                        324,999        282,450           649,998        564,900
  Other                                             226,012        243,763           356,935        445,435
  Securities gains                                  117,394        340,756           408,525        481,472
                                                 ----------     ----------       -----------    -----------
         Total other income                       1,103,287      1,259,206         2,252,106      2,249,814
Other Expenses
  Salaries, wages and benefits                    2,248,027      2,009,194         4,561,083      3,907,317
  Occupancy--net                                    357,035        288,594           715,231        590,344
  Furniture and equipment                           142,339        139,500           279,039        279,000
  Taxes, other than income and payroll              154,477        135,034           310,785        267,909
  FDIC insurance                                    240,065        228,499           479,261        448,048
  Other                                           2,194,693      1,905,998         4,199,538      3,816,226
                                                 ----------     ----------       -----------    -----------
         Total other expenses                     5,336,636      4,706,819        10,544,937      9,308,844
                                                 ----------     ----------       -----------    -----------
         Income before income taxes               1,519,349      1,816,272         2,986,340      3,033,677
Income Tax Expense                                  242,000        383,000           492,000        594,000
                                                 ----------     ----------       -----------    -----------
         Net Income                              $1,277,349     $1,433,272       $ 2,494,340    $ 2,439,677
                                                 ==========     ==========       ===========    ===========
Net Income Per Share                                  $0.38          $0.44             $0.75          $0.75
                                                      =====          =====             =====          =====

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
JUNE 30, 1994
                                                   Six months ended June 30
                                                     1994           1993
Operating Activities
  Net income                                     $ 2,494,340    $ 2,439,677
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan and real estate losses        208,333        850,000
    Provision for depreciation and amortization      492,489        513,241
    Amortization of premiums less accretion of
     discounts on securities                          66,329        125,133
    Realized securities (gains)                     (408,525)      (481,472)
    (Increase) in interest receivable               (137,362)       (12,507)
    Increase (decrease) in interest payable           33,763        (83,563)
    (Increase) in other assets                      (547,733)      (530,642)
    (Decrease) in other liabilities                 (131,459)       (74,150)
                                                 -----------    -----------
         Net Cash Provided
           by Operating Activities                 2,070,175      2,745,717
Investing Activities
  Proceeds from sales of investment securities    28,460,553     18,800,816
  Paydowns and maturities of investment
    securities                                    16,194,248     23,434,769
  Purchases of investment securities             (20,540,264)   (57,258,922)
  Net decrease in credit card receivables            188,810        434,739
  Net (increase) in longer-term loans            (32,134,963)    (9,942,669)
  Purchases of premises and equipment,
    net of retirement                               (650,999)    (1,755,551)
                                                 -----------    -----------
         Net Cash (Used)
           by Investing Activities                (8,482,615)   (26,286,818)
Financing Activities
  Net increase in demand deposits,
    NOW accounts and savings accounts                675,283     24,549,816
  Net (decrease) in certificates
    of deposit                                    (1,432,167)    (6,646,424)
  Net increase in short-term funds                 6,026,123      5,933,185
  Cash dividends                                    (856,733)      (602,852)
  Dividend investment plan                            92,180        128,194
  Long-term incentive plan                           130,721
                                                 -----------    -----------
         Net Cash Provided
           by Financing Activities                 4,635,407     23,361,919
                                                 -----------    -----------
         (Decrease) in
           Cash and Cash Equivalents              (1,777,033)      (179,182)
Cash and Cash Equivalents at Beginning of Period  32,051,488     28,968,842
                                                 -----------    -----------
         Cash and Cash Equivalents at
           End of Period                         $30,274,455    $28,789,660
                                                 ===========    ===========

See notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1994


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


NOTE B

ACQUISITIONS: On August 1, 1994, PremierBank & Trust announced it had entered into an agreement with Charter One Bank, F.S.B., Cleveland, whereby PremierBank & Trust will acquire two Lorain County branches of Charter One Bank. The transaction is subject to approval of the regulators and is expected to close early in the fourth quarter.

COBANCORP INC.
JUNE 30, 1994


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS Net income increased 2.24 percent to $2,494,340 for the first six months of 1994, from the $2,439,677 earned in the same period of 1993. Earnings per share were level at $0.75 for the first six months of 1994 and 1993.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.56 percent for the first six months of 1994, compared to 5.41 percent one year ago. Net interest income for the first six months of 1994 amounted to $12,425,091 compared to $11,674,340 in 1993. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully taxable-equivalent net interest income of $750,751 is attributable primarily to an increase in earning assets and to lower interest rates on interest-bearing deposits. These factors were partially offset by a decrease in the yield on earning assets and, to a lesser extent, an increase in interest-bearing deposits.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
Six months ended 6/30/94 vs. 6/30/93
(in thousands of dollars)
                                                                          Change in interest
                                  Current   Current   Old       Old       income/expense due to
                                  volume    rate      volume    rate      Volume    Rate      Both      Total
Taxable securities                $ 75,375   6.08%    $129,017   6.97%    $(1,869)  $  (574)  $237      $(2,207)
Nontaxable securities               65,268   8.08       45,058   8.94         904      (195)   (87)         621
Federal funds sold                   2,049   3.15        8,669   2.93         (96)        9     (7)         (93)
Taxable loans:
  Real estate loans                141,832   8.26      103,195   9.18       1,759      (469)  (132)       1,157
  Commercial loans                 122,611   7.91      107,315   8.01         608       (55)    57          610
  Installment loans                 31,263  10.72       31,733  11.86         (28)     (180)     3         (204)
  Overdrafts                           212                 604
  Quickline loans                      110  18.15           61  18.34           4         0      0            4
  Credit card loans                  2,703  34.98        3,014  29.97         (46)       75     (3)          26
Nontaxable loans:
  IRBs                               3,913   6.23        4,417   6.22         (16)        0      0          (15)
                                  --------            --------            -------   -------   -----     -------
TOTAL INTEREST-EARNING ASSETS      445,336   8.06      433,083   8.38       1,220    (1,388)    68         (100)

Interest-bearing transaction
accounts:
  NOW                               24,145   2.10       27,940   2.59         (49)      (69)     9         (108)
  Advantage 50                      29,206   2.02       25,110   2.55          52       (66)   (11)         (25)
Savings accounts:
  Savings                          145,599   2.38      122,901   2.98         336      (370)   (68)        (102)
  IMMAs                             29,765   2.17       33,028   2.61         (42)      (72)     7         (107)
Time deposits:
  Christmas/vaction clubs            2,539   4.01          560   3.91          38         0      1           40
  CDs under $100,000                86,239   3.93       92,971   4.37        (146)     (204)    15         (335)
  CDs over $100,000 (regular)        4,987   4.17        7,926   4.29         (62)       (5)     2          (65)
  CDs over $100,000 (public fund)   11,641   3.35       14,036   3.05         (36)       21     (4)         (19)
  IRAs                              30,041   4.31       28,043   5.02          50       (98)    (7)         (56)
Short-term funds:
  Repurchase agreements              4,510   3.19       14,797   2.72        (139)       34    (23)        (127)
  Federal funds purchased            1,593   4.01          134   3.32          24         0      5           30
  Sweep accounts                    12,055   2.14        8,744   2.59           2         6      1            9
  Notes payable TT&L                 2,765   3.29        2,629   2.82          43       (20)    (7)          15
                                  --------            --------            -------   -------   ----      -------
TOTAL INTEREST-BEARING
LIABILITIES                        385,085   2.89      378,819   3.40          70      (841)   (80)        (851)
                                                                          -------   -------   ----      -------
NET INTEREST INCOME                          5.56                5.41     $ 1,150   $  (547)  $148      $   751
                                                                          =======   =======   ====      =======
YTD FTE net interest income (current year)            $12,425
YTD FTE net interest income (prior year)               11,674
                                                      -------
     Change in FTE net interest income                $   751
                                                      =======

Presented on a fully-taxable equivalent basis, using year-to-date average balances.

The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following table:

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
                                  Six Months Ended June 30, 1994          Six Months Ended June 30, 1993
                                  Average    Interest                     Average    Interest
                                  Daily      (Annaul-   Yield/            Daily      (Annual-   Yield/
                                  Balance     ized)     Rate              Balance     ized)     Rate
ASSETS
Interest-earning assets:
  Loans (including fees) (1)
    Taxable                       $298,731   $25,732     8.61%            $245,922   $22,748     9.25%
    Tax-exempt (2)                   3,913       244     6.23                4,417       275     6.23
  Investment securities
    Taxable                         75,375     4,581     6.08              129,017     8,989     6.97
    Tax-exempt (2)                  65,268     5,271     8.08               45,058     4,029     8.94
  Federal funds sold                 2,049        65     3.15                8,669       254     2.93
     Total interest-earning
       assets (2)                  445,336    35,893     8.06              433,083    36,295     8.38
Noninterest-earning assets:
  Cash and due from banks           22,624                                  21,560
  Bank premises and equipment       10,679                                   8,706
  Other assets                      12,590                                  12,093
  Less allowance for loan losses    (5,354)                                 (5,455)

         TOTAL ASSETS             $485,875                                $469,987
                                  ========                                ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing transaction
    accounts                      $ 53,351   $ 1,095     2.05             $ 53,050   $ 1,364     2.57
  Savings                          175,364     4,107     2.34              155,929     4,529     2.90
  Time deposits                    135,447     5,384     3.97              143,536     6,263     4.36
  Short-term funds                  20,923       556     2.66               26,304       707     2.69
     Total interest-bearing
       liablities                  385,085    11,142     2.89              378,819    12,863     3.40
Noninterest-bearing liabilities:
  Demand deposits                   56,764                                  51,129
  Other liabilities                  4,502                                   5,082
Shareholders' equity                39,524                                  34,957
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY     $485,875                                $469,987
                                  ========                                ========
NET INTEREST INCOME                          $24,751                                 $23,432
                                             =======                                 =======
NET YIELD/RATE ON INTEREST-
EARNING ASSETS (2)                                       5.56%                                   5.41%

(1) Nonaccrual loans are included in average loan balance.
(2) Presented on a fully tax equivalent basis using a tax rate of 34%.

Average interest-earning assets were $445,336,000 and $433,083,000 for the first six months of 1994 and 1993, respectively.

NET OTHER EXPENSES Total net other expense (total other expense less total other income) has increased $1,233,801, to $8,292,831 for the first six months of 1994, compared to $7,059,030 the previous year. Salaries, wages and benefits, occupancy, and taxes other than income and payroll have increased compared to last year. The Corporation has also experienced increases in professional fees, insurance expense (including FDIC insurance) and data processing costs. These increased expenses have been partially offset by a decrease in the provision for loan losses. Expense containment remains a focus of the bank, in addition to enhancing productivity.

NONPERFORMING LOANS Nonaccrual loans were below year-end 1993 levels, and at June 30, 1994, totaled $1,276,000, compared to $1,318,000 at December 31, 1993. The category of accruing loans past due 90 days or more totaled $150,000 at June 30, 1994, and $141,000 at December 31, 1993. The balance in the allowance for loan losses was $5,466,849 at June 30, 1994, compared to $5,226,401 at December 31, 1993.

Except for installment loans and credit cards, loans on which interest and/or principal is 90 days or more past due are placed on nonaccrual status and any previously accrued but uncollected interest is reversed from income. Such loans remain on a cash basis for recognition of income until both interest and principal are current. Installment and credit card loans past due greater than 120 days are charged off and previously accrued but uncollected interest is reversed from income.

The following table summarizes nonaccrual, past due and restructured loans (in thousands of dollars).

                                       June 30         December 31
                                        1994              1993

Accruing loans past due
  90 days or more as to
  principal or interest:
     Loans secured by real estate      $   25          $   58
     Loans to individuals                 125              57
     Commercial and industrial loans                       26
                                       ------          ------
                                       $  150          $  141
                                       ======          ======

Nonaccrual loans:
     Loans secured by real estate      $  274          $  518
     Commercial and industrial loans      285              77
     All other                            717             723
                                       ------          ------
                                       $1,276          $1,318
                                       ======          ======

Restructured loans included above:
     Commercial and collateral         $    0          $    0
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

At June 30, 1994, the allowance for loan losses as a percentage of loans was 1.70, compared to 1.81 percent at December 31, 1993. The provision for loan losses was $208,333 in the six months ended June 30, 1994, and $750,000 for the same period of 1993. Additionally, $100,000 was provided in the first quarter of 1993 to establish an allowance for possible losses in other real estate owned.

The following table contains information relative to loan loss experience for the six months ended June 30, 1994, and the year ended December 31,
1993.
                                    Six months ended       Year ended
                                      June 30, 1994         December 31, 1993
Allowance for loan losses
  at beginning of period                $5,226             $5,215
Loans charged off:
    Real estate                             30                198
    Installment                            149                471
    Credit card                             29                 91
    Other                                                       2
    Commercial and collateral               24              1,384
                                        ------             ------
                                           232              2,146
Recoveries on loans charged off:
    Real estate                             22                 51
    Installment                            102                330
    Credit card                             15                 16
    Other                                                      12
    Commercial and collateral              126                928
                                        ------             ------
                                           265              1,337
                                        ------             ------
Net loans charged off                      (33)               809
Provision for loan losses                  208                820
                                        ------             ------
Allowance for loan losses
  at end of period                      $5,467             $5,226
                                        ======             ======
Ratio of allowance for loan
  losses to total loans at
  end of period                           1.70%              1.81%
                                        ======             ======

CAPITAL At June 30, 1994, PremierBank & Trust's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

     Tier 1 "core" capital to risk-weighted assets   12.96 percent
     Total capital to risk-weighted assets           14.22 percent
     Tier 1 leverage ratio                            8.18 percent

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992.

The Corporation's return on average assets was 1.03 percent for the first six months of 1994, compared to 1.04 percent for the same period in 1993. Return on average equity was 12.72 percent for the first six months of 1994, compared to 13.96 percent for the first six months of 1993.



PART II.  OTHER INFORMATION


Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.


     Item 4--Submission of matters to a vote of security holders

         The annual meeting of shareholders of CoBancorp Inc. was held April 20, 1994, at 11:00 p.m., at the Ralph Neighbour Center of the Church of the Open Door, 43275 Telegraph Road, Elyria, Ohio, in accordance with the notice of meeting and proxy statement mailed to shareholders.

         All matters proposed by management in the proxy statement were approved by the shareholders.


     Item 6--Exhibits and Reports on Form 8-K

         (a) No exhibits were required to be filed as part of this report.

         (b) The registrant was not required to file any reports on Form 8-K during the quarter ended June 30, 1994.

COBANCORP INC.
JUNE 30, 1994


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COBANCORP INC.
                                           (Registrant)



8/11/94                                    Timothy W. Esson
Date                                       Timothy W. Esson
                                           Executive Vice President