Form 10-Q
period 1994-09-30
COBANCORP INC
filed 1994-11-14
CIK 745276

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994       Commission file number: 0-13166

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

As of September 30, 1994, there were 3,289,341 outstanding common shares, with no par value, of the Registrant.

                                  INDEX

                              COBANCORP INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                   Page

   Consolidated balance sheets--September 30, 1994 and
     December 31, 1993                                            3

   Consolidated statements of income--Three months ended
     September 30, 1994 and 1993; nine months ended
     September 30, 1994 and 1993                                  4

   Consolidated statements of cash flows--Nine months
     ended September 30, 1994 and 1993                            5

   Notes to consolidated financial statements--
     September 30, 1994                                           6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION                                      12


SIGNATURES                                                       13

PART I.  FINANCIAL INFORMATION

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1994

                                                 September 30    December 31
                                                      1994          1993
ASSETS
  Cash and due from banks                        $ 29,930,198   $ 29,051,488
  Investment securities (market value
    $130,685,000 at September 30, 1994 and
    $156,485,000 at December 31, 1993)            131,098,858    152,933,745
  Federal funds sold                                        0      3,000,000
  Loans                                           319,648,175    289,448,687
  Less allowance for loan losses                    5,627,599      5,226,401
                                                 ------------   ------------
         Net loans                                314,020,576    284,222,286
  Bank premises and equipment                      10,647,106     10,563,830
  Accrued income and prepaid expenses               4,191,901      3,433,018
  Other assets                                      9,998,439      8,596,377
                                                 ------------   ------------
         TOTAL ASSETS                            $499,887,078   $491,800,744
                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand--noninterest bearing                  $ 64,782,962   $ 59,208,379
    Demand--interest bearing                       57,057,954     58,858,055
    Savings and other time                        311,234,792    309,519,183
                                                 ------------   ------------
         Total deposits                           433,075,708    427,585,617
  Short-term funds                                 22,535,060     20,245,028
  Other liabilities                                 3,132,209      3,131,672
  Employee stock ownership plan
    obligation                                        861,510      1,105,260
                                                 ------------   ------------
         Total liabilities                        459,604,487    452,067,577
  Shareholders' equity
    Capital stock, without par value
      5,000,000 shares authorized
      3,289,341 shares outstanding
      3,268,488 at December 31, 1993                4,752,481      4,304,345
    Capital surplus                                16,623,320     16,623,320
    Retained earnings                              19,768,300     19,910,762
    Employee stock ownership plan
      obligation                                     (861,510)    (1,105,260)
                                                 ------------   ------------
         Total shareholders' equity                40,282,591     39,733,167
                                                 ------------   ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                  $499,887,078   $491,800,744
                                                 ============   ============


See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SEPTEMBER 30, 1994
                                                 Three months ended Sept. 30     Nine months ended Sept. 30
                                                    1994           1993             1994           1993
Interest Income
  Loans (including fees)
    Taxable                                      $6,913,548     $5,993,788       $19,787,805    $17,274,195
    Tax-exempt                                       40,112         42,792           120,599        133,483
  Investment securities
    Taxable                                         934,975      1,887,901         3,223,125      6,430,587
    Tax exempt                                      891,970        817,123         2,631,504      2,098,661
  Federal funds sold                                 25,325         17,915            57,743        143,730
                                                 ----------     ----------       -----------    -----------
         Total interest income                    8,805,930      8,759,519        25,820,776     26,080,656
Interest Expense
  Deposits                                        2,694,518      3,130,072         7,943,924      9,157,705
  Short-term funds                                  175,360        169,999           453,296        520,796
                                                 ----------     ----------       -----------    -----------
         Total interest expense                   2,869,878      3,300,071         8,397,220      9,678,501
                                                 ----------     ----------       -----------    -----------
         Net interest income                      5,936,052      5,459,448        17,423,556     16,402,155
Provision for Loan and Real Estate Losses                 0         50,000           208,333        900,000
                                                 ----------     ----------       -----------    -----------
         Net interest income after provision
         for loan and real estate losses          5,936,052      5,409,448        17,215,223     15,502,155
Other Income
  Service charges on deposit accounts               488,715        401,331         1,325,363      1,159,338
  Trust fees                                        324,999        282,450           974,997        847,350
  Other                                             506,247        409,533           863,182        854,968
  Securities gains                                   44,969        100,673           453,494        582,145
                                                 ----------     ----------       -----------    -----------
         Total other income                       1,364,930      1,193,987         3,617,036      3,443,801
Other Expenses
  Salaries, wages and benefits                    2,402,031      2,099,332         6,963,114      6,006,649
  Occupancy--net                                    355,439        316,605         1,070,670        906,949
  Furniture and equipment                           153,619        139,500           432,658        418,500
  Taxes, other than income and payroll              151,732        138,262           462,517        406,171
  FDIC insurance                                    239,816        238,048           719,077        686,096
  Other                                           2,134,114      2,123,665         6,333,652      5,939,891
                                                 ----------     ----------       -----------    -----------
         Total other expenses                     5,436,751      5,055,412        15,981,688     14,364,256
                                                 ----------     ----------       -----------    -----------
         Income before income taxes               1,864,231      1,548,023         4,850,571      4,581,700
Income Tax Expense                                  322,000        242,000           814,000        836,000
                                                 ----------     ----------       -----------    -----------
         Net Income                              $1,542,231     $1,306,023       $ 4,036,571    $ 3,745,700
                                                 ==========     ==========       ===========    ===========
Net Income Per Share                                  $0.46          $0.40             $1.21          $1.14
                                                      =====          =====             =====          =====

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SEPTEMBER 30, 1994
                                                 Nine months ended Sept. 30
                                                     1994           1993
Operating Activities
  Net income                                     $ 4,036,571    $ 3,745,700
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan and real estate losses        208,333        900,000
    Provision for depreciation and amortization      867,090        784,674
    Amortization of premiums less accretion of
     discounts on securities                          47,354        354,473
    Realized securities (gains)                     (453,494)      (582,145)
    (Increase) in interest receivable               (468,369)      (209,870)
    Increase (decrease) in interest payable          118,870        (88,715)
    Decrease (increase) in other assets              134,454     (1,009,303)
    (Decrease) increase in other liabilities        (597,926)       516,317
                                                 -----------    -----------
         Net Cash Provided
           by Operating Activities                 3,892,883      4,411,131
Investing Activities
  Proceeds from sales of investment securities    37,794,541     38,132,941
  Paydowns and maturities of investment
    securities                                    18,835,317     41,055,436
  Purchases of investment securities             (38,775,396)   (80,716,851)
  Net decrease in credit card receivables            151,243        380,071
  Net (increase) in longer-term loans            (31,238,019)   (31,877,499)
  Purchases of premises and equipment,
    net of retirement                               (806,371)    (2,209,256)
                                                 -----------    -----------
         Net Cash (Used)
           by Investing Activities               (14,038,685)   (35,235,158)
Financing Activities
  Net increase in demand deposits,
    NOW accounts and savings accounts                286,429     33,882,579
  Net increase (decrease) in certificates
    of deposit                                     6,283,815     (5,855,745)
  Net increase in short-term funds                 2,290,032      3,560,275
  Cash dividends                                  (1,283,900)      (956,709)
  Dividend investment plan                           317,415        203,381
  Long-term incentive plan                           130,721
                                                 -----------    -----------
         Net Cash Provided
           by Financing Activities                 8,024,512     30,833,781
                                                 -----------    -----------
         (Decrease) Increase in
           Cash and Cash Equivalents              (2,121,290)         9,754
Cash and Cash Equivalents at Beginning of Period  32,051,488     28,968,842
                                                 -----------    -----------
         Cash and Cash Equivalents at
           End of Period                         $29,930,198    $28,978,596
                                                 ===========    ===========

See notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1994


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



NOTE B

ACQUISITIONS: On August 1, 1994, PremierBank & Trust announced it had entered into an agreement with Charter One Bank, F.S.B., Cleveland, whereby
PremierBank & Trust will acquire two Lorain County branches of Charter One Bank. The transaction closed on November 10, 1994, resulting in an increase of approximately $22 million in deposits.

COBANCORP INC.
SEPTEMBER 30, 1994


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS Net income increased 7.77 percent to $4,037,000 for the first nine months of 1994, from the $3,746,000 earned in the same period of 1993. Third quarter 1994 net income increased to $1,542,000, or 18.1 percent, from the $1,306,000 earned in the third quarter of 1993. Earnings per share increased to $1.21 for the first nine months of 1994 compared to $1.14 for the same period in 1993. Third quarter earnings per share increased to $0.46 from $0.40 in the third quarter of 1993.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.60 percent for the first nine months of 1994, compared to 5.32 percent for the same period one year ago. Net interest income for the first nine months of 1994 amounted to $24,998,000 compared to $23,432,000 in 1993. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully taxable-equivalent net interest income of $1,566,000 is attributable primarily to an increase in earning assets and to lower interest rates on interest-bearing deposits. These factors were partially offset by a decrease in the yield on earning assets and, to a lesser extent, an increase in interest-bearing deposits.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES (RATE/VOLUME VARIANCE)
Nine months ended 9/30/94 vs. 9/30/93
(in thousands of dollars)
                                                                          Change in interest
                                  Current   Current   Old       Old       income/expense due to
                                  volume    rate      volume    rate      Volume    Rate      Both      Total
Taxable securities                $ 69,492   6.19%    $129,251   6.63%    $(2,973)  $  (434)  $200      $(3,207)
Nontaxable securities               65,942   8.06       48,679   8.71       1,128      (236)   (84)         807
Federal funds sold and
  other short-term funds             2,143   3.55        6,562   2.93         (97)       31    (20)         (86)
Taxable loans:
  Real estate loans                145,123   8.14      108,177   9.04       2,498      (728)  (227)       1,543
  Commercial loans                 124,061   8.10      108,544   8.03         931        60    110        1,101
  Installment loans                 32,477  10.54       31,288  11.74         104      (283)   (10)        (189)
  Overdrafts                           215                 444
  Quickline loans                      115  17.85           80  18.92           5        (1)     0            4
  Credit card loans                  2,758  35.52        2,978  30.69         (50)      108     (3)          54
Nontaxable loans:
  IRBs                               3,864   6.30        4,340   6.21         (22)        3      0          (20)
                                  --------            --------            -------   -------   -----     -------
TOTAL INTEREST-EARNING ASSETS      446,190   8.12      440,343   8.26       1,524    (1,481)   (35)           8

Interest-bearing transaction
accounts:
  NOW                               24,358   2.10       29,781   2.58        (105)     (106)    19         (192)
  Advantage 50                      29,059   2.02       25,590   2.51          65       (95)   (13)         (42)
Savings accounts:
  Savings                          144,739   2.36      127,807   2.95         373      (558)   (74)        (259)
  IMMAs                             29,576   2.17       32,590   2.60         (59)     (105)    10         (154)
Time deposits:
  Christmas/vaction clubs            2,696   3.99          733   3.94          58         0      1           59
  CDs under $100,000                86,555   3.95       95,296   4.38        (287)     (309)    28         (567)
  CDs over $100,000 (regular)        5,674   4.31        7,855   3.57         (58)       44    (12)         (27)
  CDs over $100,000 (public fund)   11,327   3.57       11,057   3.04           6        44      1           51
  IRAs                              29,929   4.30       28,663   4.87          46      (123)    (5)         (83)
Short-term funds:
  Repurchase agreements              5,108   3.49       13,715   2.64        (170)       87    (53)        (136)
  Federal funds purchased            1,729   4.23          443   3.30          32         3     10           44
  Sweep accounts                    12,267   2.14        8,921   2.59          65       (30)   (11)          24
  Notes payable TT&L                 2,446   3.57        3,108   2.83         (14)       17     (3)           1
                                  --------            --------            -------   -------   ----      -------
TOTAL INTEREST-BEARING
LIABILITIES                        385,463   2.91      385,559   3.36         (47)   (1,132)  (102)      (1,281)
                                                                          -------   -------   ----      -------
NET INTEREST INCOME                          5.60                5.32     $ 1,571   $  (348)  $ 67      $ 1,289
                                                                          =======   =======   ====      =======
YTD FTE net interest income (current year)            $18,841
YTD FTE net interest income (prior year)               17,552
                                                      -------
     Change in FTE net interest income                $ 1,289
                                                      =======

Presented on a fully-taxable equivalent basis, using year-to-date average balances.

The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following table:

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
                                  Nine Months Ended Sept. 30, 1994        Nine Months Ended Sept. 30, 1993
                                  Average    Interest                     Average    Interest
                                  Daily      (Annaul-   Yield/            Daily      (Annual-   Yield/
                                  Balance     ized)     Rate              Balance     ized)     Rate
ASSETS
Interest-earning assets:
  Loans (including fees) (1)
    Taxable                       $304,749   $26,285     8.63%            $251,511   $23,095     9.18%
    Tax-exempt (2)                   3,864       244     6.30                4,340       270     6.21
  Investment securities
    Taxable                         69,492     4,299     6.19              129,251     8,574     6.63
    Tax-exempt (2)                  65,942     5,316     8.06               48,679     4,240     8.71
  Federal funds sold and other
    short-term funds                 2,143        76     3.55                6,562       192     2.93
     Total interest-earning
       assets (2)                  446,190    36,220     8.12              440,343    36,371     8.26
Noninterest-earning assets:
  Cash and due from banks           23,167                                  22,843
  Bank premises and equipment       10,692                                   9,047
  Other assets                      12,912                                  12,437
  Less allowance for loan losses    (5,428)                                 (5,454)
         TOTAL ASSETS             $487,533                                $479,216
                                  ========                                ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing transaction
    accounts                      $ 53,417   $ 1,098     2.06             $ 55,371   $ 1,410     2.55
  Savings                          174,315     4,062     2.33              160,397     4,614     2.88
  Time deposits                    136,182     5,461     4.01              143,604     6,219     4.33
  Short-term funds                  21,549       601     2.79               26,187       696     2.66
     Total interest-bearing
       liablities                  385,463    11,222     2.91              385,559    12,939     3.36
Noninterest-bearing liabilities:
  Demand deposits                   58,052                                  53,079
  Other liabilities                  4,404                                   5,067
Shareholders' equity                39,614                                  35,511
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY     $487,533                                $479,216
                                  ========                                ========
NET INTEREST INCOME                          $24,998                                 $23,432
                                             =======                                 =======
NET YIELD/RATE ON INTEREST-
EARNING ASSETS (2)                                       5.60%                                   5.32%

(1) Nonaccrual loans are included in average loan balance.
(2) Presented on a fully tax equivalent basis using a tax rate of 34%.

Average interest-earning assets were $446,190,000 and $440,343,000 for the first nine months of 1994 and 1993, respectively.

NET OTHER EXPENSES Total net other expense (total other expense less total other income) has increased $1,444,000, to $12,365,000 for the first nine months of 1994, compared to $10,920,000 the previous year. Salaries, wages and benefits, occupancy, and taxes other than income and payroll have increased compared to last year. The Corporation has also experienced increases in professional fees, insurance expense (including FDIC insurance) and data processing costs. These increased expenses have been partially offset by a decrease in the provision for loan losses. Expense containment remains a focus of the bank, in addition to enhancing productivity.

NONPERFORMING ASSETS Total nonperforming assets at September 30, 1994, were $2,401,000, compared to $2,090,000 at December 31, 1993. Nonperforming assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. Nonaccrual loans were slightly above year-end 1993 levels, and at September 30, 1994, totaled $2,117,000, compared to $1,318,000 at December 31, 1993. The category of accruing loans past due 90 days or more decreased to $74,000 at September 30, 1994, compared to $141,000 at December 31, 1993. Other real estate owned at September 30, 1994, was $211,000, down from the $640,000 at December 31, 1993. Total nonperforming assets as a percentage of outstanding loans was .75 percent at September 30, 1994, compared to .72 percent at December 31, 1993. The balance in the allowance for loan losses was $5,627,599 at September 30, 1994, compared to $5,226,401 at December 31, 1993.

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

The following table summarizes nonaccrual, past due and restructured loans (in thousands of dollars).

                                       September 30    December 31
                                           1994           1993

Accruing loans past due 90 days or
  more as to principal or interest:
     Loans secured by real estate      $   15          $   58
     Loans to individuals                  59              57
     Commercial and industrial loans                       26
                                       ------          ------
                                       $   74          $  141
                                       ======          ======
Nonaccrual loans:
     Loans secured by real estate      $  929          $  518
     Commercial and industrial loans      471              77
     All other                            717             723
                                       ------          ------
                                       $2,117          $1,318
                                       ======          ======
Restructured loans included above:     $    0          $    0
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

At September 30, 1994, the allowance for loan losses as a percentage of loans was 1.76, compared to 1.81 percent at December 31, 1993. The provision for loan losses was $208,333 in the nine months ended September 30, 1994, and $800,000 for the same period of 1993. Additionally, $100,000 was provided in the first quarter of 1993 to establish an allowance for possible losses in other real estate owned.

The following table contains information relative to loan loss experience for the nine months ended September 30, 1994, and the year ended December
31, 1993.
                                   Nine months ended       Year ended
                                   September 30, 1994       December 31, 1993
Allowance for loan losses
  at beginning of period                $5,226             $5,215
Loans charged off:
    Real estate                             31                198
    Installment                            214                471
    Credit card                             42                 91
    Other                                    4                  2
    Commercial and collateral               28              1,384
                                        ------             ------
                                           319              2,146
Recoveries on loans charged off:
    Real estate                             22                 51
    Installment                            199                330
    Credit card                             22                 16
    Other                                                      12
    Commercial and collateral              269                928
                                        ------             ------
                                           512              1,337
                                        ------             ------
Net loans charged off                     (193)               809
Provision for loan losses                  208                820
                                        ------             ------
Allowance for loan losses
  at end of period                      $5,627             $5,226
                                        ======             ======
Ratio of allowance for loan
  losses to total loans at
  end of period                           1.76%              1.81%
                                        ======             ======

CAPITAL At September 30, 1994, PremierBank & Trust's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

     Tier 1 "core" capital to risk-weighted assets   13.21 percent
     Total capital to risk-weighted assets           14.47 percent
     Tier 1 leverage ratio                            8.38 percent

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992.

The Corporation's return on average assets was 1.13 percent for the first nine months of 1994, compared to 1.08 percent for the same period in 1993. Return on average equity was 13.93 percent for the first nine months of 1994, compared to 14.60 percent for the same period in 1993.



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

         (b) The registrant was not required to file any reports on Form 8-K during the quarter ended September 30, 1994.

COBANCORP INC.
SEPTEMBER 30, 1994


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COBANCORP INC.
                                          (Registrant)



11/14/94                                         /s/
Date                                       Timothy W. Esson
                                           Timothy W. Esson
                                           Executive Vice President