Form 10-K
COBANCORP INC
filed 1995-03-31
CIK 745276

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1994.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to _______________.

Commission file number 0-13166.

                                  COBANCORP INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                         34-1465382
-------------------------------               ---------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

           124 Middle Avenue
             Elyria, Ohio                                  44035
----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  216-329-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, no par value
-------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, computed using the closing bid quotation as reported by the Nasdaq National Market System, of the voting stock held by nonaffiliates of the registrant (exclusive of 259,897 shares held by the CoBancorp Inc. Employee Stock Ownership Plan and 199,390 shares held by directors and executive officers of the Corporation) as of January 31, 1995:

Common Stock, no par value--$67,485,000

The number of shares outstanding of the issuer's classes of common stock as of January 31, 1995:

Common Stock, no par value--3,330,970 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held April 19, 1995, are incorporated by reference into Part III.

         The index to exhibits in this filing begins on page 29.

                                 COBANCORP INC.

                                FORM 10-K REPORT
                               TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

                                     PART I

 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .           4
         Description of Business  . . . . . . . . . . . . . . . . .           4
         Competition  . . . . . . . . . . . . . . . . . . . . . . .           5
         Regulation . . . . . . . . . . . . . . . . . . . . . . . .           5
         Examination and Supervision  . . . . . . . . . . . . . . .           6
         Federal Reserve System . . . . . . . . . . . . . . . . . .           8
         Insurance of Deposits  . . . . . . . . . . . . . . . . . .           8
         Community Reinvestment Act . . . . . . . . . . . . . . . .           8
         Executive Officers of the Registrant . . . . . . . . . . .           9
         Supplemental Financial Data  . . . . . . . . . . . . . . .          10
 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .          11
 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . .          12
 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . .          13


                                    PART II

 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . .            13
 6.      SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .            13
 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .            13
 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .            28
 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .            28


                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .            28
11.      EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .            28
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .            28
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .            28


                                    PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .            29


                                   SIGNATURES

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .            31

                                     PART I


ITEM 1.  BUSINESS


                            Description of Business

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

         As a bank holding company, the Corporation is exclusively engaged and intends to continue to engage in the management of the Bank. The Bank was chartered by the State of Ohio in 1926 and is a member bank of the Federal Reserve System. The Bank operates twenty-six (26) banking offices throughout its market area of Lorain County and portions of Cuyahoga, Erie, Richland, Huron, Delaware, Franklin and Crawford Counties. The Bank also operates a loan production office in Franklin County. The Bank has 29 automated teller machines ("ATMs") and is a member of the MAC and Plus ATM networks. As a member bank of the Federal Reserve System, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank is subject to primary regulation by the Federal Reserve and the Ohio Department of Commerce, Division of Banking. The Bank is also subject to regulation by the FDIC. The Corporation's activities as a bank holding company are regulated by the Federal Reserve, and the Corporation's corporate governance is determined by Ohio law.

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

         As of December 31, 1994, in the opinion of management, the Corporation did not have any concentration of loans to similarly situated borrowers. There were no foreseeable losses relating to other interest-earning nonloan assets.

         The Bank is not significantly affected by seasonal activity or large deposits of individual customers. The Bank is not engaged in operations in any foreign country.

         On December 31, 1994, the Corporation and its subsidiary employed approximately 290 full-time and 79 part-time employees. None of the employees is represented by a union or collective bargaining group. Management considers its relations with employees to be satisfactory. Employee benefit programs are considered by management to be competitive with benefits provided by other financial institutions and major employers within the normal operating area.

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

         The Corporation's cash revenues are derived from dividends paid by the Bank, its subsidiary. These dividends are subject to various legal and regulatory restrictions. Reference is made to Note H of the Registrant's 1994 Annual Report to Shareholders, which is contained in Exhibit 13e of this filing.

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

         Effective January 1, 1991, the Federal Reserve Board adopted core capital requirements to be applicable to state member banks and bank holding companies, which require a 3 percent core capital requirement for any institution in the highest regulatory rating ("CAMEL rating") category. All other banking organizations would be required to maintain levels 100 to 200 basis points higher, based on their particular circumstances. As of December 31, 1994, the Corporation and the Bank, respectively, had tier one leverage ratios of 8.09% and 8.17%, which placed each in compliance with applicable core capital requirements.

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

         In March 1989, the Federal Reserve Board adopted a risk-based capital rule which applies to all BIF-insured state-chartered banks that are members of the Federal Reserve System ("state member banks"), such as the Bank. The rule requires state member banks to maintain minimum capital levels based upon a weighting of the assets according to risk. Under the new rule, qualifying total risk-based capital equals the sum of Tier I and Tier II capital. Among other items, Tier I capital is generally comprised of common stockholders' equity, non-cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, while Tier II capital generally consists of allowances for loan and lease losses (limited to a percentage of risk- weighted assets) and maturing capital instruments such as cumulative perpetual preferred stock, convertible debt securities and subordinated debt. At least 50 percent of the qualifying total risk-based capital must consist of Tier I capital. Tier I capital is defined as the sum of Tier I capital elements minus all intangible assets other than mortgage servicing rights.

         Once risk-based capital is calculated, the rule then assigns each balance sheet asset held by state member banks to one of four risk categories (0%, 20%, 50% and 100%) based on the amount of credit risk associated with that particular class of assets. For example, cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are assigned a 0% risk weight while qualifying first mortgages on one- to four-family residential loans are assigned a 50% risk weight. Assets not within a specific risk-based category are assigned to the 100% risk-weight category. Indirect holdings of pools of assets, for example mutual funds, are assigned the highest risk category appropriate to the highest risk-weighted asset that the fund is permitted to hold. Off-balance sheet items are included in risk-weighted assets pursuant to a conversion formula. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. The resulting weighted value from each of the four risk categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of the risk-based capital ratio. The state member bank's risk-based capital ratio is then calculated by dividing its qualifying total risk-based capital base by its risk-weighted assets.

         The rule for calculating risk-based capital ratios took effect in 1989. At the end of 1994, state member banks are required to maintain qualifying total capital equal to 8 percent of their risk-weighted assets and off-balance sheet items. Banks that fail to meet the risk-based capital requirements are required to file a capital plan with the Federal Reserve Board describing the means and a schedule for achieving the minimum capital requirements. In addition, any application that requires the consideration of capital adequacy, such as a branch application, may not be approved by the Federal Reserve Board unless the Federal Reserve Board finds that the bank has a plan to meet the capital requirements within a reasonable period of time. At December 31, 1994, the Bank's total capital-to-risk weighted assets ratio calculated under the risk-based capital requirement was 14.34 percent, while the Bank's actual risk-based capital was in excess of that required by $21,059,000.


                             Federal Reserve System

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

                      Executive Officers of the Registrant
                             (as of March 1, 1995)

                                                                      Executive
                                                                       Officer
           Name              Age              Position                  Since
           ----              ---              --------                ---------
     John S. Kreighbaum      48    President and Chief Executive
                                      Officer                              1991
     Timothy W. Esson        45    Executive Vice President
                                      and Treasurer                        1980
     James R. Bryden         52    Regional President/
                                      North Central District               1987
     Mary A. Barnes          50    Senior Vice President/
                                      Branch Administration                1993
     Dennis K. Miller        47    Senior Vice President/
                                      Operations Manager                   1993
     Robert J. Scott         46    Senior Vice President/Director
                                       of Investment Management
                                       and Trust Services                  1993
     J. Sue Snyder           62    Senior Vice President/
                                       Human Resources                     1980
     Bruce E. Stevens        46    Senior Vice President/
                                       Director of Lending                 1993
     Lois E. Gunning         66    Corporate Secretary                     1987

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

ITEM 2.  PROPERTIES

     The principal office of CoBancorp Inc. and PREMIERBank & Trust is located at 124 Middle Avenue, Elyria, Ohio. At December 31, 1994, the Bank owned 17 of its banking facilities and leased the other 16 facilities. All but eight of the offices are located in Lorain County, Ohio.

    Through the Bank, the Corporation owns and operates 29 ATMs at various branch offices and at seven remote locations and is a member of the MAC Network, which provides its members with regional ATM access, and the Plus System ATM network, which provides its members with international access.

    The following table sets forth certain information regarding the properties of the Corporation and the Bank.

                                             Owned or    Mortgage              Lease
Office Location                               Leased     Indebtedness          Expiration
---------------                              -------     ------------          -------------
Elyria
        248 North Abbe Road                   Leased       n/a                    March 2008
        230 East Broad Street                 Owned          0
        124 Middle Avenue                     Owned          0
        1550 West River Road North            Owned          0
       *8703 West Ridge Road                  Leased       n/a                     June 1999
       *38475 Chestnut Ridge Road             Leased       n/a                 November 1997
        1000 North Abbe Road                  Owned          0
       *Elyria Memorial Hospital
          630 East River Street               Leased       n/a                     July 1996
        Elyria United Methodist Home
          807 West Avenue                     Leased       n/a                 December 1999
       *400 Clark Street                        **           0

Amherst
        160 Cleveland Avenue                  Owned          0
        938 North Leavitt Road                Owned          0

Avon
        36000 Detroit Road                    Leased       n/a                      May 2011
        36815 Detroit Road                    Leased       n/a                 November 1997

Avon Lake
        33388 Walker Road                     Leased       n/a                    March 1997

Columbia Station
        26700 Royalton Road                   Owned          0

Crestline
       350 North Seltzer Street               Owned          0

Delaware
       95 East William Street                 Owned          0
      *1760 Columbus Pike (Wal-Mart)          Leased       n/a                    March 1999

                                   Continued

                                         Owned or       Mortgage                   Lease
Office Location                           Leased      Indebtedness              Expiration
---------------                           -------     ------------              ----------
Grafton
      432 North Main Street                Owned            0

Greenwich
     13 Main Street                        Owned            0

Huron
     410 Cleveland Road East               Leased         n/a                   May 1997

Lorain
     3903 Pearl Avenue                     Leased         n/a                   November 2000

North Ridgeville
     38659 Center Ridge Road               Owned            0
     34210 Center Ridge Road               Owned            0

Oberlin
    49 South Main Street                   Owned            0
    *Oberlin College (Wilder Hall)         Leased         n/a                   monthly
    *291 South Main Street
       (Station Square)                    Leased         n/a                   March 1999

Sheffield Lake
   4120 East Lake Road                     Leased         n/a                   monthly

Shiloh
  23 West Main Street                      Owned            0

Vermilion
  4530 Liberty Avenue                      Owned            0

Westlake
  801 Crocker Road                         Owned            0

Worthington
 100 East Campus View Blvd.***             Leased         n/a                   October 1996
 2182 West Dublin-Granville Road           Leased         n/a                   April 1997


* Remote ATM only
**Remote ATM located on premises of local manufacturing company
***Loan Production Office only


ITEM 3. LEGAL PROCEEDINGS

    There is no pending litigation of a material nature in which the Corporation or the Bank is involved and no such legal proceeding was terminated during the fourth quarter of 1994. Furthermore, there is no material proceeding in which any director, officer, or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Corporation or the Bank.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    Reference is made to the table "Market and Dividend Information" which is contained in this filing in Exhibit 13g, for information concerning the principal market for Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. The high and low bid prices quoted from the newspaper (prior to the Corporation's listing on the Nasdaq National Market System in August 1993) reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. Reference is made to Note H to the Consolidated Financial Statements which is contained in the Registrant's 1994 Annual Report to Shareholders, filed as Exhibit 13e of this filing, for information concerning dividend restrictions, which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to the table entitled "Financial Highlights," filed as
Exhibit 13h of this filing, which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CoBancorp Inc. is a one-bank holding company with total consolidated assets at year-end 1994 of $532 million. Its subsidiary, PREMIERBank & Trust, maintains offices in Lorain County, as well as Cuyahoga, Erie, Huron, Richland, Delaware, Crawford and Franklin Counties.

    This section of the report provides a narrative discussion and analysis of the consolidated financial condition and results of operations of CoBancorp Inc. and PREMIERBank & Trust for the past three years. The supplemental financial data included in this section should be read in conjunction with the consolidated financial statements and related disclosures presented as Exhibits 13a through 13f and 13i of this filing, which are incorporated herein by reference. All shares outstanding and per share data have been adjusted for four-for-three stock splits in 1994 and 1993, a four percent stock dividend in 1992 and a three percent stock dividend in 1991.

                      Consolidated Selected Financial Data


    Reference is made to the table entitled "Financial Highlights," filed as
Exhibit 13h of this filing, which is incorporated herein by reference.



                              Performance Overview

    Net income for 1994 was $5,686,000, or $1.73 per share, compared to $5,281,000, or $1.61 per share in 1993, and $4,378,000, or $1.35 per share in 1992.  Two key measures of performance in the banking industry are return
on average equity (ROE) and return on average assets (ROA).   ROE is the
ratio of income earned to average shareholders' equity.  ROE for 1994 was
14.3 percent, compared to 14.6 percent in 1993 and 13.8 percent in 1992. ROA measures how effectively a corporation uses its assets to produce earnings. For 1994, return on average assets was 1.15 percent. ROA was 1.10 percent in 1993 and 1.01 percent in 1992. ROE and ROA have been positively impacted by an upward trend in the net interest margin.

    The following table sets forth operating and capital ratios of the Corporation.

                          Return on Equity and Assets

                                                                      December 31
                                                           --------------------------------
                                                           1994          1993          1992
                                                           ----          ----          ----
Return on average assets                                    1.15%         1.10%         1.01%
Return on average equity                                   14.28         14.60         13.76
Dividend payout ratio                                      30.70         25.52         25.58
Ratio of average equity to average assets                   8.06          7.53          7.34



                             Results of Operations

Net Interest Income

    The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis grew to $25,756,000 in 1994, from $23,713,000 in 1993 and $21,828,000 in 1992. Reference is made to the "Summary of Changes in Net Interest Income" on page 16 of this report for a detailed analysis of factors affecting this trend in net interest income. Net interest margin, which is net interest income divided by average earning assets, was 5.70 percent in 1994 compared with 5.39 percent in 1993 and 5.43 percent for 1992.

     Average earning assets, as a percentage of total assets, decreased slightly to 91.4 percent this year compared to 91.7 percent in 1993 and 92.0 percent in 1992.

    The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following table.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES Fully taxable equivalent (in thousands of dollars)


                                                               1994                                         1993
                                               ------------------------------------        ---------------------------------------
                                                   Average                                 Average
                                                    Daily                     Yield/        Daily                           Yield/
                                                   Balance      Interest       Rate        Balance          Interest         Rate
                                               -----------      --------   --------        -------          --------        ------
Assets
 Interest-earning assets:
  Loans (including fees)
   Taxable                                        $308,853      $27,108        8.78%       $255,726          $23,383          9.14%
   Tax-exempt                                        3,768          244        6.48           4,280              265          6.19
  Investment securities
   Taxable                                          69,585        4,406        6.33         123,028            8,099          6.58
   Tax-exempt                                       67,368        5,425        8.05          51,630            4,420          8.56
  Federal funds sold                                 2,439          101        4.14           5,297              155          2.93
                                                  --------      -------                    --------          -------
   Total interest-earning assets                   452,013       37,284        8.25         439,961           36,322          8.26

 Noninterest-earning assets:
  Cash and due from banks                           23,706                                   23,596
  Bank premises and equipment                       10,676                                    9,270
  Other assets                                      13,422                                   12,557
  Less allowance for loan losses                    (5,481)                                  (5,481)
                                                  --------                                 --------
   Total assets                                   $494,336                                 $479,903
                                                  ========                                 ========

Liabilities and Shareholders' Equity

 Interest-bearing liabilities:
  Interest-bearing transaction accounts            $53,760        1,104        2.05%        $55,606            1,337          2.40%
  Savings                                          174,097        4,044        2.32         164,593            4,570          2.78
  Time deposits                                    140,050        5,743        4.10         141,872            6,064          4.27
  Short-term funds                                  22,350          637        2.85          24,721              638          2.58
                                                  --------      -------                    --------           ------
   Total interest-bearing liabilities              390,257       11,528        2.95         386,792           12,609          3.26
 Noninterest-bearing liabilities:                               -------                                       ------
  Demand deposits                                   59,674                                   51,983
  Other liabilities                                  4,586                                    4,971
 Shareholders' equity                               39,819                                   36,157
                                                  --------                                 --------
   Total liabilities and
   shareholders' equity                           $494,336                                 $479,903
                                                  ========                                 ========
 Net interest income                                            $25,756                                      $23,713
                                                                =======                                      =======
 Net yield/rate on interest-earning assets                                     5.70%                                          5.39%
                                                                               ====                                           ====








































                                                                      1992
                                                  ---------------------------------------------
                                                  Average
                                                   Daily                                 Yield/
                                                  Balance            Interest             Rate
                                                  -------            --------            ------
Assets
 Interest-earning assets:
  Loans (including fees)
   Taxable                                        $228,739            $22,610              9.88%
   Tax-exempt                                        4,766                351              7.36
  Investment securities
   Taxable                                         128,156             10,067              7.86
   Tax-exempt                                       28,999              2,800              9.66
  Federal funds sold                                 8,200                278              3.39
                                                  --------            -------
   Total interest-earning assets                   398,860             36,106              9.05

 Noninterest-earning assets:
  Cash and due from banks                           19,611
  Bank premises and equipment                        8,438
  Other assets                                      11,529
  Less allowance for loan losses                    (5,088)
                                                  --------
   Total assets                                   $433,350
                                                  ========
Liabilities and Shareholders' Equity

 Interest-bearing liabilities:
  Interest-bearing transaction accounts            $41,883              1,323              3.16%
  Savings                                          139,862              4,970              3.55
  Time deposits                                    147,106              7,571              5.15
  Short-term funds                                  18,154                585              3.22
                                                  --------            -------
   Total interest-bearing liabilities              347,005             14,449              4.16
 Noninterest-bearing liabilities:                                     -------
  Demand deposits                                   49,187
  Other liabilities                                  5,339
 Shareholders' equity                               31,819
   Total liabilities and                          --------
   shareholders' equity                           $433,350
                                                  ========
 Net interest income                                                  $21,657
                                                                      =======
 Net yield/rate on interest-earning assets                                                 5.43%
                                                                                           ====


Notes: Nonaccrual loans are included in average loan balances. Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1994, 1993 and 1992.

     The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:


                   Summary of Changes in Net Interest Income

                                   1994 vs. 1993                  1993 vs. 1992
                          Increase (Decrease) Due to (1) Increase (Decrease) Due to (1)
                          ------------------------------ ------------------------------
                             Volume     Rate       Net     Volume     Rate       Net
                             ------     ----       ---     ------     ----       ---
                                          (In thousands of dollars)
Interest income:
  Loans, net of unearned
    income (2)               $ 4,652   $  (946)  $ 3,706   $ 2,127   $(1,440)  $   687
  Taxable investment
    securities                (3,518)     (175)   (3,693)     (403)   (1,565)   (1,968)
  Nontaxable investment
    securities                 1,347      (342)    1,005     2,185      (566)    1,619
  Federal funds sold             (84)       30       (54)      (98)      (25)     (123)
                             -------   -------   -------   -------   -------   -------
    Total interest-earning
      assets                   2,397    (1,433)      964     3,811    (3,596)      215

Interest expense:
  Interest-bearing
    transaction
    accounts                     (47)     (186)     (233)      436      (422)       14
  Savings                        281      (807)     (526)      923    (1,322)     (399)
  Time deposits                 (121)     (200)     (321)     (123)   (1,383)   (1,506)
  Short-term funds               (64)       63        (1)      179      (126)       53
                             -------   -------   -------   -------   -------   -------
    Total interest-bearing
      liabilities                 49    (1,130)   (1,081)    1,415    (3,253)   (1,838)
                             -------   -------   -------   -------   -------   -------

Change in net
  interest income            $ 2,348   $  (303)  $ 2,045   $ 2,396   $  (343)  $ 2,053
                             =======   =======   =======   =======   =======   =======

(1) Changes in interest income not arising solely from rate or volume variances are included in rate variances.
(2) Nonaccrual loans are included in average loan balances.


Provision for Loan Losses

    The total provision for loan and real estate losses was $208,000 in 1994, $920,000 in 1993 and $2,800,000 in 1992. Additional discussion regarding the provision for loan losses and the allowance for loan losses is contained in this report in the section entitled "Credit Quality and Experience" on page 23.

Noninterest Income

    Total noninterest income of $4,411,000 for 1994 decreased $56,000, or 1.3 percent, when compared to 1993. This follows increases of 10.5 percent during 1993 and 30.1 percent during 1992. Service charges on deposit accounts represented $234,000 of the growth in 1994 due principally to growth in transaction and savings deposit accounts coupled with price increases. Income from trust activities increased in 1994, 1993 and 1992. Total assets managed by the Trust Department aggregated $181.3 million, $220.0 million and $173.0 million at December 31, 1994, 1993 and 1992, respectively. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in gains of $454,000, $665,000 and $566,000 in 1994, 1993 and 1992, respectively.


Noninterest Expenses

    Noninterest expenses increased 9.3 percent in 1994, a slower rate of growth than the 18.2 percent in 1993 and 12.9 percent in 1992. The increase in 1994 can be attributed to higher levels of expense relative to salaries and data processing. Salaries, wages and benefits account for 44.1 percent of total noninterest expense in 1994, compared to 43.6 percent in 1993 and 43.2 percent in 1992. These increases are primarily attributable to increases in the number of employees, the increased cost of benefits and merit raises. At December 31, 1994 there were 328 full-time equivalent employees, an increase of 2.8 percent from the 319 full-time equivalent employees at December 31, 1993, which was an increase of 13.5 percent from the level of 281 full-time equivalent at December 31, 1992.


Income Taxes

    One element of the Corporation's tax planning is the implementation of various investment and loan strategies to maximize after-tax profits. This planning is an ongoing process which considers the levels of tax-exempt securities and loans, investment securities gains or losses and allowable loan loss deductions. The Corporation's effective income tax rate (income tax expense divided by income before income taxes) is less than the statutory rate primarily due to income on tax-exempt securities and loans. It should be recognized that the yield on these types of assets is considerably less than on other investments of the same maturity and risk. However, on a tax-equivalent basis, the yields are comparable.

    The income tax provision was $1,256,000 in 1994, compared with $1,100,000 in 1993 and $1,130,000 in 1992. The Corporation's effective tax rate was 18.1 percent in 1994, 17.2 percent in 1993 and 20.5 percent in 1992.

    It has been determined that for the year ended December 31, 1994, a valuation allowance is not required on any of the deferred tax assets recorded due primarily to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.

                              FINANCIAL CONDITION

    The consolidated financial condition of the Corporation and the Bank as of December 31, 1994 and 1993 is presented in the comparative balance sheets contained in Exhibit 13a of this filing and is incorporated herein by reference. The following discussions address key elements of financial condition, including earning assets, the sources of funds supporting earnings assets, credit quality and experience, asset and liability management and capital adequacy.


                                 Earning Assets

Loans

    Loans comprise the majority of the Corporation's earning assets, representing 69.2 percent of average earning assets in 1994, and 59.1 percent in 1993. Average loans outstanding increased 20.2 percent in 1994 and 11.3 percent in 1993.

    The largest asset category in the loan portfolio was real estate mortgage loans, which comprised 46.3 percent of total loans at the end of 1994. Commercial and collateral loans totaled 41.3 percent of the portfolio and installment loans comprised 11.6 percent of the portfolio. All other loans were
0.9 percent of the portfolio. In 1993, real estate mortgages were 45.9 percent of the loan portfolio, commercial and collateral loans were 42.5 percent, installment loans were 10.6 percent and other loans were 1.0 percent.

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

      Loans by major category at the end of the last five years were as follows:

                                 Loan Portfolio

                                                    December 31
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                    ----      ----      ----      ----      ----
                                             (In thousands of dollars)
Real estate                       $152,695  $132,589  $ 99,761  $ 81,368  $ 77,420
Installment                         38,364    31,229    34,145    44,465    56,010
Commercial and collateral          136,187   122,699   109,169    93,694   101,751
All other                            2,887     2,932     3,330     3,768     4,066
Total (net of unearned            --------  --------  --------  --------  --------
  income)                         $330,133  $289,449  $246,405  $223,295  $239,247
                                  ========  ========  ========  ========  ========

    The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics of the portfolio and the future profitability of the portfolio. Loans at December 31, 1994, reported at the earliest of maturity or repayment for fixed rate loans, and earliest repricing opportunity for variable rate loans, with nonaccrual loans included in the "after 5 years" category, are as follows (in thousands of dollars):

           Loan Maturities and Sensitivity to Changes in Interest Rates

                                   Within        1-5       After
                                   1 year       years     5 years       Total
                                   ------       -----     -------       -----
Real estate                       $ 38,643    $ 48,738   $ 65,314     $152,695
Installment                         12,290      23,034      3,040       38,364
Commercial and collateral           97,061      36,176      2,950      136,187
All other                                0           0      2,887        2,887
                                  --------    --------   --------     --------
                                  $147,994    $107,948   $ 67,320     $330,133
                                  ========    ========   ========     ========

    Fixed rate loans maturing within one year and loans with adjustable rates that reprice annually or more frequently (exclusive of scheduled repayments) totaled $121,742,000 or 36.9 percent of the loan portfolio at December 31, 1994.


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

    On December 31, 1993, the Corporation adoped FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption did not have a material effect on results of operations and prior years' financial statements were not restated. In anticipation of the adoption of FASB Statement No. 115, securities netting to $87,275,000
(adjusted cost basis) were reclassified between the held-to-maturity and available-for-sale portfolios in 1993. In accordance with Statement No.
115, securities available-for-sale are recorded at market value and at December 31, 1994 and 1993, respectively, the unrecognized gain (loss) of $(2,913,000) and $982,000 (net of tax) is included in shareholders' equity.

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

    The investment portfolio represented 30.3 percent of average earning assets in 1994 and 39.7 percent in 1993. Average investment securities held decreased 21.6 percent in 1994 compared to 1993. The tax-equivalent yield on the entire portfolio was 7.18, 7.17 and 8.19 percent in 1994, 1993 and 1992, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest rate sensitivity management. In addition, they serve as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic and financial trends.

    Summary information with respect to the securities portfolio at December 31 follows (in thousands of dollars):

                                                   1994 Carrying Value
                                                   -------------------                1993       1992
                                                   Held to   Available    1994      Carrying    Carrying
                                                   Maturity  for Sale     Yield      Value       Value
                                                   --------  ---------    -----     --------    --------
U.S. Treasury and other
  U.S. Government agencies
    Under 1 year                                   $ 3,491   $10,702      7.46%     $  4,134
    1 to 5 years                                     2,000    16,539      6.43        17,943
                                                   -------   -------                --------    --------
      Total                                          5,491    27,241      6.87        22,077    $ 52,778
States of the U.S. and
  political subdivisions
  Under 1 year                                       3,803                6.12         3,006
  1 to 5 years                                      26,701                5.41        23,219
  5 to 10 years                                     41,385     1,084      5.33        35,780
  Over 10 years                                        823                5.80         1,727
                                                   -------                          --------    --------
    Total                                           72,712                5.41        63,732      37,508
Collateralized mortgage-
  backed securities
    Under 1 year                                               9,225      6.25        35,062
    1 to 5 years                                              10,980      7.23        31,118
    5 to 10 years                                             19,897      6.35
    Over 10 years                                              1,918      6.79           506
                                                             -------                --------    --------
      Total                                                   42,020      6.58        66,686      82,042
Other
    Over 10 years                                    1,260                6.08           439         439
                                                   -------   -------                --------    --------
Total                                              $79,463   $70,345                $152,934    $172,767
                                                   =======   =======                ========    ========

    The yield at December 31, 1994, was the combined rate for the held-to-maturity and available-for-sale securities portfolios.

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

Federal Funds Sold

    Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1994, 1993 and 1992, these funds represented approximately 0.5 percent, 1.2 percent and 2.1 percent, respectively, of average earning assets.


                                Sources of Funds

Deposits

    The Corporation's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, money market and other time accounts, grew 1.0 percent in 1994, compared to 13.4 percent in 1993 and 14.3 percent in 1992. Average demand deposits (noninterest-bearing core deposits) increased 14.8 percent in 1994, 5.7 percent in 1993 and 12.2 percent in 1992. These deposits represent approximately 14.6 and 13.1 percent of average core deposits in the last two years, respectively.

    Purchased funds include certificates of deposit over $100,000. These funds are used to balance rate sensitivity and as a supplement to core deposits. Average certificates of deposit over $100,000 increased 14.4 percent in 1994 from 1993 levels, to 3.9 percent of average assets. This followed a decrease of
30.1 percent in 1993 from 1992 levels, to 3.5 percent of average assets in 1993.

    The following table presents the average amount of and the average rate paid on each of the following deposit categories (dollar amounts in thousands).

                                Average Deposits

                                                   Years ended December 31
                                               ------------------------------
Amount                                           1994       1993       1992
------                                           ----       ----       ----

Noninterest bearing demand deposits            $ 59,674   $ 51,983   $ 49,187
Interest bearing transaction accounts            53,760     55,607     41,883
Savings deposits                                174,097    164,593    139,862
Time deposits                                   140,050    141,872    147,106
                                               --------   --------   --------
                                               $427,581   $414,055   $378,038
                                               ========   ========   ========

Average Rate for the Year
-------------------------
Interest bearing transaction accounts              2.05%      2.40%      3.16%
Savings deposits                                   2.32       2.78       3.55
Time deposits                                      4.11       4.27       5.15

    The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1994, was (in thousands of dollars):

                     Certificates of Deposit Over $100,000

     Three months or less                                      $30,571
     Over three through six months                               1,818
     Over six through twelve months                              2,020
     Over twelve months                                          2,488
                                                               -------
                                                               $36,897
                                                               =======

    There were five other time deposits of $100,000 or more at December 31, 1994, which will mature in 1995 through 1997.


Securities Sold Under Agreements to Repurchase and Other Borrowings

    Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased and notes payable TT&L. In 1994, these short-term funds decreased slightly to 4.5 percent of average assets compared to 5.2 percent in 1993.

    The Corporation enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability.

    The following table presents information related to securities sold under agreements to repurchase (repurchase agreements).

                 Securities Sold Under Agreements to Repurchase

                                                                      December 31
                                                         --------------------------------------
                                                           1994            1993         1992
                                                           ----            ----         ----
                                                               (in thousands of dollars)
Amount outstanding at December 31                        $ 1,873        $ 4,453       $11,622

Weighted average interest rate
  at December 31                                            4.87%          2.18%         2.75%

Maximum amount outstanding at any
  month's end during the year                            $ 6,314        $19,462       $12,013

Average amounts outstanding during year                  $ 4,573        $11,416       $ 8,903

Weighted average interest rate during year                  3.70%          2.59%         3.11%

                         Credit Quality and Experience

Nonperforming Loans

    Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

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

    Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments and loans which have been renegotiated. Total nonperforming loans at December 31, 1994, were $409,000, compared to $1,459,000 at December 31, 1993 and $2,540,000 at December 31, 1992. The ratio of the allowance for loan losses to nonperforming loans at December 31, 1994, was 13.73 times compared to 3.58 times and 2.05 times at December 31, 1993 and 1992, respectively. Total nonperforming loans as a percentage of total loans decreased to 0.1 percent at December 31, 1994, compared to 0.5 percent at December 31, 1993 and 1.0 percent at December 31, 1992.

    The following table summarizes nonaccrual, past due and restructured loans.

                                                            December 31
                                       ------------------------------------------------
                                       1994       1993       1992       1991       1990
                                       ----       ----       ----       ----       ----
                                                (in thousands of dollars)
Accruing loans past due
  90 days or more as to
  principal or interest:
    Loans secured by real estate     $    3     $   58     $    0     $  214     $  371
    Loans to individuals                 48         57        108         81        255
    Commercial and industrial loans       0         26          0          0         12
    All other                             0          0          0        730          0
                                     ------     ------     ------     ------     ------
                                     $   51     $  141     $  108     $1,025     $  638
                                     ======     ======     ======     ======     ======

Nonaccrual loans:
    Loans secured by real estate     $  358     $  518     $  866     $2,371     $3,441
    Commercial and collateral             0         77        761      1,196      2,426
    All other                             0        723        805        120        326
                                     ------     ------     ------     ------     ------
                                     $  358     $1,318     $2,432     $3,687     $6,193
                                     ======     ======     ======     ======     ======

Restructured loans past due
  30 days or more as to
  principal or interest:             $    0     $    0     $    0     $    0     $    0
                                     ======     ======     ======     ======     ======

    The effect of nonaccrual loans, on a fully taxable-equivalent basis, for the year ended December 31 was as follows:

                                                            Year Ended
                                                         December 31, 1994
                                                         -----------------
                                                     (in thousands of dollars)
Interest income that would have been recorded
  under original terms                                         $ 18
Interest income recorded during the
  period                                                          7
                                                               ----
Net reduction in interest income                               $ 11
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

     The following table contains information relative to loan loss experience for each of the five years in the period ended December 31, 1994.

                                                1994           1993            1992           1991           1990
                                                ----           ----            ----           ----           ----
                                                                    (In thousands of dollars)
Allowance for loan losses at
 beginning of year                            $5,226         $5,215          $4,099         $4,644         $2,544
Loans charged off:
    Real estate                                   31            198              17             35
    Installment                                  297            471             866          1,300          1,286
    Credit card                                   61             91             128             71             88
    Other                                          5              2               1             42              7
    Commercial and collateral                     38          1,384           1,838          2,839          1,039
                                              ------         ------          ------         ------         ------
                                                 432          2,146           2,850          4,287          2,420

Recoveries on loans charged off:
    Real estate                                   33             51               2                             1
    Installment                                  246            330             555            795            477
    Credit card                                   32             16              12              9              9
    Other                                          1             12                             24
    Commercial and collateral                    303            928             597            414            683
                                              ------         ------          ------         ------         ------
                                                 615          1,337           1,166          1,242          1,170
                                              ------         ------          ------         ------         ------


Net (recoveries) charge-offs                    (181)           809           1,684          3,045          1,250

Provision for loan losses                        208            820           2,800          2,500          3,350
                                              ------         ------          ------         ------         ------

Allowance for loan losses at
  end of year                                 $5,617         $5,226          $5,215         $4,099         $4,644
                                              ======         ======          ======         ======         ======

Ratio of net (recoveries) charge-offs
  during the year to average loans
  outstanding during the year                  (0.66)%          .31%            .72%          1.32%           .54%
                                              ======         ======          ======         ======         ======

Ratio of allowance for loan
  losses to total loans
  at December 31                                1.70%          1.81%           2.12%          1.84%          1.94%
                                              ======         ======          ======         ======         ======

    The following table shows an allocation of the allowance for loan losses for each of the past five years (dollar amounts in thousands).

                                                                                  Percent of Loans in Each
                                             Amount                               Category to Total Loans
                                           December 31                                   December 31
                          -----------------------------------------------   -------------------------------------

                            1994      1993      1992       1991      1990   1994    1993    1992    1991     1990
                            ----      ----      ----       ----      ----   ----    ----    ----    ----     ----
Real estate               $  400    $  406    $  205     $  166    $   35     46%     46%     41%     36%      32%
Installment                1,204       732       511        503       503     12      11      14      20       23
Commercial and
  collateral               2,749     2,270     2,761      3,210     3,249     41      42      44      42       43
All other                    190       124       180         86        58      1       1       1       2        2
Unallocated                1,074     1,694     1,558        134       799    n/a      n/a    n/a     n/a      n/a
                          ------    ------     -----     ------    ------    ---      ---    ---     ---      ---
                          $5,617    $5,226    $5,215     $4,099    $4,644    100%     100%   100%    100%     100%
                          ======    ======    ======     ======    ======    ===      ===    ===     ===      ===


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

               Caption                                                  Page
               -------                                                  ----
     Loan Maturities and Sensitivity to Changes in Interest Rates        19
     Investment Securities Yield by Maturity Date                        20
     Certificates of Deposit Over $100,000                               22


Liquidity

    Liquidity is the ability to raise cash quickly and economically when funds are needed. The need for funds primarily arises from demand for new loans and deposit withdrawals. Stable core deposits and other interest-bearing funds are all important components of liquidity. PREMIERBank & Trust's long-term liquidity sources are a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with deposit customers. Core deposits averaged 82.6 percent of total average assets during 1994, and 82.7 percent during 1993.

    Readily marketable assets, particularly short-term investments, provide another source of liquidity. These funds can be quickly converted into cash to meet short-term liquidity demands at minimal cost.

Capital Adequacy

    Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain capital growth over time and to absorb losses on risk assets. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise. Shareholders' equity at December 31, 1994, was $41.0 million, or $12.38 per share, compared with $39.7 million or $12.16 per share at December 31, 1993 and $34.2 million or $10.53 per share at December 31, 1992. At December 31, 1994, the Corporation's leverage ratio was
8.09 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were 13.04 percent for Tier 1, or "core" capital, and
14.29 percent for total qualifying capital. These ratios substantially exceed the Federal Reserve Board's capital guidelines for well-capitalized institutions, which are 6.00 percent for Tier 1 capital, 10.00 percent for total qualifying capital, and 5.00 percent for leverage ratio. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

    For additional discussion, see "Examination and Supervision," on pages 6 through 8 of this report.


                      Common Stock and Related Market Data

Common Stock

    Reference is made to the table "Market and Dividend Information" which is contained in this filing in Exhibit 13g, which is incorporated herein by reference.

Dividends

    CoBancorp Inc.'s dividend policy balances shareholders' return with the need to retain an adequate capital level to support future growth opportunities. Dividend payout has ranged from 25.4 to 49.5 percent of earnings over the last five years. Dividends declared in 1994 were $0.53 per share, compared to the $0.41 of dividends declared in 1993. Dividends for 1992 were $0.34 per share.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    Reference is made to Exhibits 13a through 13f and 13i of this filing, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the Corporation's Proxy Statement dated March 29, 1995, and to information on page 9 of Part I of this report, for the information required by Items 10 through 13, and which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) Financial Statements and Schedules

     The following consolidated financial statements appear as Exhibits (13a) through (13f) and (13i) to this filing, which are incorporated herein by reference:

     Consolidated Balance Sheets at December 31, 1994 and 1993

     Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     Quarterly Financial Information

Schedules I and II are not required under the related instructions or are inapplicable and, therefore, have been omitted.


 (3) Listing of Exhibits

Reg. S-K
Exhibit                                                                   Page
Number        Exhibit                                                     Hereof
------        -------                                                     ------
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

(10e)     Consulting Agreement Among LCB Bancorp, Inc.,             N/A
          Lorain County Bank and Robert T. Bowman (filed as
          Exhibit (10e) to the Form 10-K of the Registrant
          for the year ended December 31, 1991, and
          incorporated herein by reference)
(10g)     Agreement for Information Technology Services             N/A
          Between Electronic Data Systems Corporation and
          LCB Bancorp, Inc. with Addenda (filed as Exhibit (10g)
          to the Form 10-K of the Registrant for the year
          ended December 31, 1991, and incorporated herein
          by reference)
(10i)     Amendment Dated February 1, 1992, to the Consulting       N/A
          Agreement Among LCB Bancorp, Inc., Lorain County Bank
          and Robert T. Bowman (filed as Exhibit (10i) to the
          Form 10-K of the Registrant for the year ended
          December 31, 1992, and incorporated herein by
          reference)
(10j)     Amendment Dated December 3, 1992, to the Consulting       N/A
          Agreement Among CoBancorp Inc., Lorain County Bank
          and Robert T. Bowman (filed as Exhibit (10j) to the
          Form 10-K of the Registrant for the year ended
          December 31, 1992, and incorporated herein by
          reference)
(10k)     LCB Bancorp, Inc. 1992 Long-Term Incentive Plan           N/A
          (filed as Exhibit (10k) to the Form 10-K of the
          Registrant for the year ended December 31, 1992,
          and incorporated herein by reference)
(10l)     Employment Agreement Dated December 31, 1993,             N/A
          Among CoBancorp Inc., PremierBank  Trust and
          Timothy W. Esson (filed as Exhibit (10l) to the
          Form 10-K of the Registrant for the year ended
          December 31, 1993, and incorporated herein by
          reference)
(10m)     Amendment Dated February 1, 1994, to the Consulting       N/A
          Agreement Among CoBancorp Inc., PremierBank & Trust
          and Robert T. Bowman (filed as Exhibit (10m) to the
          Form 10-K of the Registrant for the year ended
          December 31, 1993, and incorporated herein by
          reference)
(10n)     Amendment Dated December 15, 1994, to the Consulting
          Agreement Among CoBancorp Inc., PremierBank & Trust
          and Robert T. Bowman
(13a)     CoBancorp Inc. Consolidated Balance Sheets at
          December 31, 1994 and 1993
(13b)     Consolidated Statements of Income for the Years
          Ended December 31, 1994, 1993 and 1992
(13c)     Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1994, 1993 and 1992
(13d)     Consolidated Statements of Shareholders' Equity
          for the Years Ended December 31, 1994, 1993 and 1992
(13e)     Notes to Consolidated Financial Statements
(13f)     Report of Independent Auditors
(13g)     Market and Dividend Information
(13h)     Financial Highlights
(13i)     Quarterly Financial Information
(22)      Subsidiaries of the Registrant
(23)      Consent of Independent Auditors
(27)      Financial Data Schedule


(b)  Reports on Form 8-K

    No reports on Form 8-K were filed in the last quarter of the Registrant's latest fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CoBancorp Inc.


Date:  March 30, 1995            By: Timothy W. Esson
                                     -----------------------------------------
                                     Timothy W. Esson
                                     Executive Vice President
                                     (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)

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


      Signature                 Capacity With Registrant             Date
      ---------                 ------------------------             ----


John S. Kreighbaum              President and Chief
----------------------          Executive Officer, Director     March 30, 1995
John S. Kreighbaum


Robert T. Bowman                Chairman, Director              March 30, 1995
----------------------
Robert T. Bowman


Garis F. Distelhorst            Director                        March 30, 1995
----------------------
Garis F. Distelhorst


Michael B. Duffin               Director                        March 30, 1995
----------------------
Michael B. Duffin


Theodore S. Altfeld             Director                        March 30, 1995
----------------------
Theodore S. Altfeld

Thomas E. Haywood               Director                        March 30, 1995
----------------------
Thomas E. Haywood


Richard J. Stewart              Director                        March 30, 1995
----------------------
Richard J. Stewart