Form 10-Q
period 1995-03-31
COBANCORP INC
filed 1995-05-12
CIK 745276

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995         Commission file number: 0-13166

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

As of March 31, 1995, there were 3,336,249 outstanding common shares, with no par value, of the Registrant.

                                  INDEX

                              COBANCORP INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                   Page

   Consolidated balance sheets--March 31, 1995 and
     December 31, 1994                                            3

   Consolidated statements of income--Three months ended
     March 31, 1995 and 1994                                      4

   Consolidated statements of cash flows--Three months
     ended March 31, 1995 and 1994                                5

   Notes to consolidated financial statements--
     March 31, 1995                                               6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION                                      12


SIGNATURES                                                       13

PART I.  FINANCIAL INFORMATION

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1995
                                                    March 31     December 31
                                                      1995           1994
ASSETS
  Cash and due from banks                        $ 28,082,611   $ 29,271,444
  Investment securities (market value
    $158,529,000 at March 31, 1995 and
    $147,128,000 at December 31, 1994)            158,520,027    149,807,048
  Federal funds sold                                        0      2,500,000
  Loans                                           334,467,242    330,132,961
  Less allowance for loan losses                    5,608,385      5,616,859
                                                 ------------   ------------
         Net loans                                328,858,857    324,516,102
  Bank premises and equipment                      10,662,630     10,585,653
  Accrued income and prepaid expenses               5,060,844      3,980,626
  Other assets                                     10,204,027     11,066,084
                                                 ------------   ------------
         TOTAL ASSETS                            $541,388,996   $531,726,957
                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand--noninterest bearing                  $ 61,682,838   $ 69,649,373
    Demand--interest bearing                       53,112,429     55,965,771
    Savings and other time                        349,208,226    340,221,731
                                                 ------------   ------------
         Total deposits                           464,003,493    465,836,875
  Short-term funds                                 29,547,238     21,357,228
  Other liabilities                                 3,227,741      2,770,882
  Employee stock ownership plan obligation            692,760        780,260
                                                 ------------   ------------
         Total liabilities                        497,471,232    490,745,245
  Shareholders' equity
    Capital stock, without par value
      5,000,000 shares authorized
      3,336,249 shares outstanding
      3,310,011 at December 31, 1994                5,649,273      5,182,737
    Capital surplus                                16,623,320     16,623,320
    Retained earnings                              23,862,786     22,868,953
    Unrealized gain (loss) on available-for-
      sale investment securities (net of tax)      (1,524,855)    (2,913,038)
    Employee stock ownership plan obligation         (692,760)      (780,260)
                                                 ------------   ------------
         Total shareholders' equity                43,917,764     40,981,712
                                                 ------------   ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                  $541,388,996   $531,726,957
                                                 ============   ============

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MARCH 31, 1995
                                                 Three months ended March 31
                                                    1995           1994
Interest Income
  Loans (including fees)
    Taxable                                      $7,360,991     $6,187,532
    Tax-exempt                                       48,047         40,194
  Investment securities
    Taxable                                       1,377,000      1,289,233
    Tax exempt                                      972,888        853,856
  Federal funds sold                                  1,628         23,589
                                                 ----------     ----------
         Total interest income                    9,760,554      8,394,404
Interest Expense
  Deposits                                        3,351,153      2,625,936
  Short-term funds                                  247,585        116,995
                                                 ----------     ----------
         Total interest expense                   3,598,738      2,742,931
                                                 ----------     ----------
         Net interest income                      6,161,816      5,651,473
Provision for Loan and Real Estate Losses            60,000        125,000
                                                 ----------     ----------
         Net interest income after provision
         for loan and real estate losses          6,101,816      5,526,473
Other Income
  Service charges on deposit accounts               459,615        401,766
  Trust fees                                        340,000        324,999
  Other                                             208,442        130,923
  Securities gains (losses)                          (4,118)       291,131
                                                 ----------     ----------
         Total other income                       1,003,939      1,148,819
Other Expenses
  Salaries, wages and benefits                    2,329,349      2,313,056
  Occupancy--net                                    386,942        358,196
  Furniture and equipment                           172,500        136,700
  Taxes, other than income and payroll              149,587        156,308
  FDIC insurance                                    250,185        239,196
  Other                                           2,046,835      2,004,845
                                                 ----------     ----------
         Total other expenses                     5,335,398      5,208,301
                                                 ----------     ----------
         Income before income taxes               1,770,357      1,466,991
Income Tax Expense                                  310,000        250,000
                                                 ----------     ----------
         Net Income                              $1,460,357     $1,216,991
                                                 ==========     ==========

Net Income Per Share                                  $0.44          $0.36
                                                      =====          =====

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MARCH 31, 1995
                                                  Three months ended March 31
                                                      1995           1994
Operating Activities
  Net income                                      $ 1,460,357    $ 1,216,991
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan and real estate losses          60,000        125,000
    Provision for depreciation and amortization       352,652        279,699
    Accretion of discounts on purchased loans         (31,365)
    Amortization of premiums less accretion of
     discounts on securities                          (91,948)         1,156
    Realized securities losses (gains)                  4,118       (291,131)
    (Increase) in interest receivable                (419,793)      (304,889)
    (Decrease) in interest payable                    (59,723)       (20,327)
    (Increase) in other assets                       (580,770)      (709,030)
    Increase in other liabilities                     590,079        127,011
                                                  -----------    -----------
       Net Cash Provided
         by Operating Activities                    1,283,607        424,480
Investing Activities
  Proceeds from sales of investment securities        804,000     12,406,524
  Paydowns and maturities of investment
    securities                                        452,317      7,490,121
  Purchases of investment securities               (7,778,159)   (10,829,323)
  Net decrease in credit card receivables             315,560        211,011
  Net (increase) in longer-term loans              (4,686,949)    (9,021,544)
  Purchases of premises and equipment,
    net of retirement                                (362,352)      (363,913)
                                                  -----------    -----------
       Net Cash (Used)
         by Investing Activities                  (11,255,583)      (107,124)
Financing Activities
  Net (decrease) in demand deposits,
    NOW accounts and savings accounts             (27,180,124)    (3,571,955)
  Net increase in certificates of deposit          25,346,740      2,348,764
  Net increase (decrease) in short-term funds       8,190,010     (3,218,360)
  Cash dividends                                     (466,524)      (431,102)
  Dividend investment plan                            133,599         92,180
  Long-term incentive plan                            259,442         33,842
                                                  -----------    -----------
       Net Cash Provided (Used)
         by Financing Activities                    6,283,143     (4,746,631)
                                                  -----------    -----------
       (Decrease) in Cash and Cash Equivalents     (3,688,833)    (4,429,275)
Cash and Cash Equivalents at Beginning of Period   31,771,444     32,051,488
                                                  -----------    -----------
       Cash and Cash Equivalents at
         End of Period                            $28,082,611    $27,622,213
                                                  ===========    ===========

See notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995


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

PER SHARE AMOUNTS: All per share amounts have been adjusted to reflect the four-for-three stock split in February 1994.

RECLASSIFICATIONS: Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

COBANCORP INC.
MARCH 31, 1995


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS Net income increased 20.0 percent to $1,460,000 for the first three months of 1995, from the $1,217,000 earned in the same period of 1994. Earnings per share increased to $.44, up from $.36 per share in the first three months of the prior year.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.48 percent for the first three months of 1995, compared to
5.50 percent one year ago. Net interest income for the first three months of 1995 amounted to $6,688,000 compared to $6,112,000 in 1994. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $576,000, or 9.4 percent, is attributable primarily to an increase in earning assets and to higher interest rates on those assets. These factors were partially offset by an increase in interest-bearing liabilities and, to a lesser extent, an increase in the cost of those liabilities.

Average interest-earning assets were $485,904,000 and $443,326,000 for the first three months of 1995 and 1994, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES (RATE/VOLUME VARIANCE)
Three months ended 3/31/95 vs. 3/31/94
(in thousands of dollars)
                                                                          Change in interest
                                  Current   Current   Old       Old       income/expense due to
                                  volume    rate      volume    rate      Volume    Rate      Both      Total
Taxable securities                $ 79,718   6.92%    $ 82,106   6.29%    $ (38)    $ 129     $  (3)    $    88
Nontaxable securities               73,162   8.06       63,942   8.09       187        (5)       (2)        180
Federal funds sold and other
     short-term funds                  139   4.69        3,077   3.07       (22)       12       (13)        (22)
Taxable loans:
  Real estate loans                153,992   7.92      136,667   8.32       355      (132)      (16)        207
  Commercial loans                 134,736   9.19      119,721   7.63       282       463        69         814
  Installment loans                 38,401   9.98       30,820  10.80       202       (62)      (16)        124
  Overdrafts                            62                 192                          0         0
  Quickline loans                      122  17.81          108  18.76         1         0        (1)
  Credit card loans                  2,694  39.96        2,739  35.28        (4)       32         0          28
Nontaxable loans:
  IRBs                               2,877  10.12        3,955   6.16       (17)       39       (10)         12
                                  --------            --------            -----     -----     ------    -------
TOTAL INTEREST-EARNING ASSETS      485,904   8.49      443,326   8.01       946       476         8       1,431

Interest-bearing transaction
accounts:
  NOW                               21,422   2.09       26,009   2.09       (24)        0         1         (23)
  Advantage 50                      29,903   2.02       28,927   2.01         5         1         0           6
Savings accounts:
  Savings                          140,282   2.32      144,405   2.42       (25)      (33)        1         (57)
  IMMAs                             26,987   2.16       30,142   2.17       (17)       (1)        1         (17)
Time deposits:
  Christmas/vaction clubs              960   3.92        2,087   4.04       (11)       (1)                  (12)
  CDs under $100,000                96,176   4.54       87,318   3.96        86       125        13         224
  CDs over $100,000 (regular)       10,477   5.27        4,612   4.16        60        13        16          89
  CDs over $100,000 (public fund)   38,453   5.93       10,719   3.16       216        73       189         478
  IRAs                              30,903   4.73       30,089   4.36         9        27         1          37
Short-term funds:
  Repurchase agreements              2,430   5.13        3,156   2.68        (5)       19        (4)         10
  Federal funds purchased            6,411   6.05          748   3.52        49         5        36          90
  Notes payable TT&L                 2,702   5.61        3,216   2.98        (4)       21        (3)         14
  Sweep accounts                    15,356   2.16       12,513   2.12        15         1                    16
                                  --------            --------            -----     -----     -----     -------
TOTAL INTEREST-BEARING
LIABILITIES                        422,462   3.45      383,940   2.90       354       250       251         855
                                                                          -----     -----     -----     -------
NET INTEREST MARGIN                          5.48                5.50     $ 592     $ 226     $(243)    $   576
                                                                          =====     =====     =====     =======

YTD FTE net interest income (current year)            $ 6,688
YTD FTE net interest income (prior year)                6,112
                                                      -------
     Change in FTE net interest income                $   576
                                                      =======

Presented on a fully-taxable equivalent basis, using year-to-date average balances.

The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following table:
AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
                                  Three Months Ended March 31, 1995       Three Months Ended March 31, 1994
                                  Average    Interest                     Average    Interest
                                  Daily      (Annaul-   Yield/            Daily      (Annual-   Yield/
                                  Balance     ized)     Rate              Balance     ized)     Rate
ASSETS
Interest-earning assets:
  Loans (including fees) (1)
    Taxable                       $330,008   $29,522     8.95%            $290,247   $24,812     8.55%
    Tax-exempt (2)                   2,877       291    10.11                3,954       243     6.15
  Investment securities
    Taxable                         79,718     5,515     6.92               82,106     5,165     6.29
    Tax-exempt (2)                  73,162     5,896     8.06               63,942     5,175     8.09
  Federal funds sold                   139         7     5.04                3,077        94     3.07
     Total interest-earning
       assets (2)                  485,904    41,231     8.49              443,326    35,489     8.01
Noninterest-earning assets:
  Cash and due from banks           23,725                                  23,159
  Bank premises and equipment       10,647                                  10,595
  Other assets                      15,119                                  11,994
  Less allowance for loan losses    (5,631)                                 (5,291)

         TOTAL ASSETS             $529,764                                $483,783
                                  ========                                ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing transaction
    accounts                      $ 51,325   $ 1,053     2.05             $ 54,935   $ 1,125     2.05
  Savings                          167,269     3,844     2.30              174,547     4,145     2.37
  Time deposits                    176,969     8,694     4.91              134,825     5,379     3.99
  Short-term funds                  26,899       995     3.70               19,633       472     2.40
     Total interest-bearing
       liablities                  422,462    14,586     3.45              383,940    11,121     2.90
Noninterest-bearing liabilities:
  Demand deposits                   60,698                                  55,471
  Other liabilities                  4,352                                   4,731
Shareholders' equity                42,252                                  39,641
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY     $529,764                                $483,783
                                  ========                                ========
NET INTEREST INCOME                          $26,645                                 $24,368
                                             =======                                 =======
NET YIELD/RATE ON INTEREST-
EARNING ASSETS (2)                                       5.48%                                   5.50%

(1) Nonaccrual loans are included in average loan balance.
(2) Presented on a fully tax equivalent basis using a tax rate of 34%.

NET NONINTEREST EXPENSES Total net noninterest expense (total noninterest expense less total noninterest income) has increased slightly, to $4,331,000 for the first three months of 1995, compared to $4,059,000 the previous year. However, exclusive of securities gains (losses), net other expenses decreased by $23,000 from the first quarter of last year. During the last quarter of 1994, the Corporation began a project, using the expertise of a national consulting firm, to analyze operating efficiencies and bank pricing and procedures. The benefits from this process are beginning to impact the Corporation's results of operations, as reflected in the less-than-one-percent increase in salaries, wages and benefits over first-quarter 1994, in spite of the addition of three branches since then. Occupancy, furniture and equipment costs have increased compared to last year. However, these increased expenses have been offset by increased income from service charges on deposits, and decreases in administrative expenses. The provision for loan losses decreased to $60,000 for the first three months of 1995, compared to $125,000 for the same period last year. This reflects the continuing emphasis on asset quality.

NONPERFORMING LOANS Nonaccrual loans were slightly above year-end 1994 levels, and at March 31, 1995, totaled $405,000, compared to $358,000 at December 31, 1994. The category of accruing loans past due 90 days or more totaled $51,000 at both March 31, 1995 and December 31, 1994. The balance in the allowance for loan losses was $5,608,000 at March 31, 1995, compared to $5,617,000 at December 31, 1994.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                       March 31        December 31
                                         1995             1994
Accruing loans past due
  90 days or more as to
  principal or interest:
     Loans secured by real estate      $   13          $    3
     Loans to individuals                  38              48
                                       ------          ------
                                       $   51          $   51
                                       ======          ======

Nonaccrual loans:
     Loans secured by real estate      $  397          $  358
     Commercial and industrial loans        8
                                       ------          ------
                                       $  405          $  358
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

At the end of the first three months, the allowance for loan losses as a percentage of loans was 1.68 percent in 1995, and 1.80 percent in 1994. The provision for loan losses was $60,000 in the three months ended March 31, 1995, and $125,000 for the same period of 1994.

The following table contains information relative to loan loss experience for the three months ended March 31, 1995, and the year ended December 31, 1994.

                                   Three months ended       Year ended
                                     March 31, 1995         December 31, 1994
Allowance for loan losses
  at beginning of period                $5,617             $5,226
Loans charged off:
    Real estate                                                31
    Installment                            127                297
    Credit card                             27                 61
    Other                                    1                  5
    Commercial and collateral                7                 38
                                        ------             ------
                                           162                432
Recoveries on loans charged off:
    Real estate                              2                 33
    Installment                             38                245
    Credit card                              5                 32
    Other                                                       1
    Commercial and collateral               48                303
                                        ------             ------
                                            93                614
                                        ------             ------
Net charge-offs (recoveries)                69               (182)
Provision for loan losses                   60                208
                                        ------             ------
Allowance for loan losses
  at end of period                      $5,608             $5,617
                                        ======             ======
Ratio of allowance for loan
  losses to total loans at
  end of period                           1.68%            1.70%
                                        ======           ======

CAPITAL At March 31, 1995, the Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

     Tier 1 "core" capital to risk-weighted assets   13.35 percent
     Total capital to risk-weighted assets           14.61 percent
     Tier 1 leverage ratio                            8.15 percent

These ratios substantially exceed the minimums which are in effect for bank holding companies after the end of 1992.

Return on average assets was 1.15 percent for the first quarter of 1995, compared to 0.98 percent for the same period in 1994. Return on average equity was 14.48 percent for the first three months of 1995, compared to
11.97 percent for the first three months of 1994.



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

         (b) The registrant was not required to file any reports on Form 8-K during the quarter ended March 31, 1995.

COBANCORP INC.
MARCH 31, 1995


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COBANCORP INC.
                                        (Registrant)



                                        Timothy W. Esson
May 11, 1995                            Executive Vice President