Form 10-Q
period 1995-06-30
COBANCORP INC
filed 1995-08-14
CIK 745276

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995                  Comission file number:  0-13166

                                CoBancorp Inc.

            (Exact name of registrant as specified in its charter)

            Ohio                                           34-1465382
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

124 Middle Avenue, Elyria, Ohio                               44035
(Address of principal executive offices)                   (Zip Code)


                                (216) 329-8000
              Registrant's telephone number, including area code

                                Not applicable
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of June 30, 1995, there were 3,337,118 outstanding common shares, with no par value, of the Registrant.

                                     INDEX

                                COBANCORP INC.

PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements                                                   Page

         Consolidated balance sheets -- June 30, 1995 and December 31, 1994               3

         Consolidated statements of income -- Three months ended June 30, 1995
         and 1994 and six months ended June 30, 1995 and 1994                             4

         Consolidated statements of cash flows -- Six months ended
         June 30, 1995 and 1994                                                           5

         Notes to consolidated financial statements -- June 30, 1995                      6


Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                7

PART II.         OTHER INFORMATION                                                       12

SIGNATURES                                                                               13

EXHIBITS                                                                                 14

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             June 30             December 31
                                                              1995                  1994
                                                        ----------------      ----------------
ASSETS
Cash and due from banks                                    $31,647,781           $29,271,444
Investment securities-(Market value
    $171,969,000 at June 30, 1995 and
    $147,128,000 at December 31, 1994)                     170,619,149           149,807,048
Federal funds sold                                           8,000,000             2,500,000
Loans                                                      322,404,979           330,132,961
Less allowance for loan losses                               5,662,941             5,616,859
                                                        ----------------      ----------------
    Net loans                                              316,742,038           324,516,102
Bank premises and equipment, net                            10,764,005            10,585,653
Accrued income and prepaid expenses                          5,033,295             3,980,626
Other assets                                                 9,417,735            11,066,084
                                                        ----------------      ----------------
        Total Assets                                      $552,224,003          $531,726,957
                                                        ================      ================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand-noninterest bearing                             $66,028,770           $69,649,373
    Demand-interest bearing                                 52,966,581            55,965,771
    Savings and other time                                 363,790,915           340,221,731
                                                        ----------------      ----------------
      Total deposits                                       482,786,266           465,836,875
  Short-term funds                                          19,320,211            21,357,228
  Other liabilities                                          3,006,757             2,770,882
  Employee stock ownership plan obligation                     692,760               780,260
                                                        ----------------      ----------------
      Total liabilities                                    505,805,994           490,745,245
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,337,118 shares issued and outstanding
    (3,310,011 at December 31, 1994)                         5,769,049             5,182,737
  Capital surplus                                           16,623,320            16,623,320
  Retained earnings                                         24,783,279            22,868,953
  Unrealized gain (loss) on available-for-sale
    investment securities (net of income tax)                  (64,879)           (2,913,038)
  Employee stock ownership plan obligation                    (692,760)             (780,260)
                                                        ----------------      ----------------
      Total shareholders' equity                            46,418,009            40,981,712
                                                        ----------------      ----------------
        Total Liabilities and Shareholders' Equity        $552,224,003          $531,726,957
                                                        ================      ================


See accompanying notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
JUNE 30, 1995

                                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                             JUNE 30                                    JUNE 30
                                                    1995                 1994                  1995                  1994
                                             ----------------      ----------------      ----------------      ----------------
INTEREST INCOME
   Loans (including fees)
     Taxable                                     $7,583,187            $6,686,725           $14,944,178           $12,874,257
     Tax-exempt                                      48,686                40,293                96,733                80,487
   Investment securities
     Taxable                                      1,465,094               998,917             2,842,094             2,288,150
     Tax-exempt                                     985,921               885,678             1,958,809             1,739,534
   Federal funds sold                                15,434                 8,829                17,062                32,418
                                             ----------------      ----------------      ----------------      ----------------
                   TOTAL INTEREST INCOME         10,098,322             8,620,442            19,858,876            17,014,846

INTEREST EXPENSE
   Deposits                                       3,883,971             2,623,470             7,235,124             5,249,406
   Short-term borrowed funds                        217,507               160,941               465,092               277,936
                                             ----------------      ----------------      ----------------      ----------------
                  TOTAL INTEREST EXPENSE          4,101,478             2,784,411             7,700,216             5,527,342
                                             ----------------      ----------------      ----------------      ----------------
                     NET INTEREST INCOME          5,996,844             5,836,031            12,158,660            11,487,504
PROVISION FOR LOAN LOSSES                            60,000                83,333               120,000               208,333
                                             ----------------      ----------------      ----------------      ----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES          5,936,844             5,752,698            12,038,660            11,279,171

OTHER INCOME
   Service charges on deposit accounts              477,582               434,882               937,197               836,648
   Trust fees                                       327,500               324,999               667,500               649,998
   Other                                            239,420               226,012               447,862               356,935
   Securities gains                                   7,623               117,394                 3,505               408,525
                                             ----------------      ----------------      ----------------      ----------------
                     TOTAL OTHER INCOME           1,052,125             1,103,287             2,056,064             2,252,106

OTHER EXPENSES
   Salaries, wages and benefits                   2,277,578             2,248,027             4,606,927             4,561,083
   Occupancy--net                                   372,488               357,035               759,430               715,231
   Furniture and equipment                          172,500               142,339               345,000               279,039
   Taxes, other than income and payroll             147,280               154,477               296,867               310,785
   FDIC insurance                                   250,185               240,065               500,370               479,261
   Other                                          2,059,877             2,194,693             4,106,712             4,199,538
                                             ----------------      ----------------      ----------------      ----------------
                   TOTAL OTHER EXPENSES           5,279,908             5,336,636            10,615,306            10,544,937
                                             ----------------      ----------------      ----------------      ----------------
             INCOME BEFORE INCOME TAXES           1,709,061             1,519,349             3,479,418             2,986,340

INCOME TAX EXPENSE                                  288,000               242,000               598,000               492,000
                                             ----------------      ----------------      ----------------      ----------------
                             NET INCOME          $1,421,061            $1,277,349            $2,881,418            $2,494,340
                                             ================      ================      ================      ================

NET INCOME PER SHARE                                  $0.43                 $0.38                 $0.86                 $0.75
                                             ================      ================      ================      ================



See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Six Months Ended June 30
                                                                  1995                  1994
                                                            ----------------      ----------------
OPERATING ACTIVITIES
  Net income                                                   $2,881,418            $2,494,340
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan and real estate losses                   120,000               208,333
      Provision for depreciation and amortization                 705,304               492,489
      Accretion of discounts on purchased loans                   (52,220)
      Amortization of premiums less accretion of
        discounts on investment securities                       (178,405)               66,329
      Realized securities (gains)                                  (3,505)             (408,525)
      (Increase) in interest receivable                          (363,825)             (137,362)
      Increase in interest payable                                169,881                33,763
      (Increase) in other assets                                 (642,284)             (547,733)
      Increase (decrease) in other liabilities                    139,491              (131,459)
                                                            ----------------      ----------------
        Net Cash Provided By Operating Activities               2,775,855             2,070,175

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                      11,869,428            28,460,553
  Maturities of investment securities                           3,199,062            16,194,248
  Purchases of investment securities                          (31,383,289)          (20,540,264)
  Net decrease in credit card receivables                         141,568               188,810
  Net decrease (increase) in longer-term loans                  7,564,715           (32,134,963)
  Purchases of premises and equipment,
    net of retirements                                           (749,102)             (650,999)
                                                            ----------------      ----------------
        Net Cash Used By Investing Activities                  (9,357,618)           (8,482,615)

DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits
    and savings accounts                                      (31,321,057)              675,283
  Net increase (decrease) in certificates of deposit           48,270,449            (1,432,167)
  Net increase (decrease) in short-term funds                  (2,037,017)            6,026,123
  Cash dividends                                                 (967,092)             (856,733)
  Dividend investment plan                                        253,375                92,180
  Long-term incentive plan                                        259,442               130,721
                                                            ----------------      ----------------
        Net Cash Provided By Financing Activities              14,458,100             4,635,407
                                                            ----------------      ----------------
        Increase (Decrease) In Cash and Cash Equivalents        7,876,337            (1,777,033)

Cash and cash equivalents at beginning of period               31,771,444            32,051,488
                                                            ----------------      ----------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $39,647,781           $30,274,455
                                                            =================     ================


See accompanying notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1995



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

CASH EQUIVALENTS: For purpose of the Statements of Cash Flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than thirty days.

PER SHARE AMOUNTS: All per share amounts have been adjusted to reflect the four-for-three stock split in February 1994.

RECLASSIFICATIONS: Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

COBANCORP INC.
JUNE 30, 1995



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS   Net income increased 16.0 percent to $2,881,000 for the
first six months of 1995, from the $2,494,000 earned in the same period of 1994. Earnings per share increased to $0.86, up from $0.75 per share in the first six months of the prior year.

NET INTEREST INCOME   The net interest margin on a fully taxable-equivalent
basis was 5.35 percent for the first six months of 1995, compared to 5.56 percent one year ago. Net interest income for the first six months of 1995 amounted to $13,218,000 compared to $12,425,000 in 1994. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $793,000, or
6.4 percent, is attributable primarily to an increase in earning assets and to higher interest rates on those assets. These factors were partially offset by an increase in interest-bearing liabilities and, to a lesser extent, an increase in the cost of those liabilities.

Average interest-earning assets were $491,852,000 and $445,119,000 for the first six months of 1995 and 1994, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
SIX MONTHS ENDED  6/30/95 VS. 6/30/94
(IN THOUSANDS OF DOLLARS)

                                                                                                CHANGE IN
                                                                                 |     INTEREST INCOME/EXPENSE DUE TO
                                       CURRENT    CURRENT     OLD        OLD     |   ----------------------------------
                                       VOLUME      RATE      VOLUME      RATE    |   VOLUME     RATE    BOTH      TOTAL

Taxable securities                     $ 83,240    6.83%    $ 75,374     6.08%   |   $  239    $285    $ 30      $  554
Nontaxable securities                    73,675    8.06%      65,268     8.08%   |      339      (6)     (1)        332
Federal funds sold & s/t funds              584    5.81%       2,049     3.15%   |      (23)     27     (19)        (15)
Taxable loans:                                                                   |
  Real estate loans                     154,350    7.96%     141,832     8.26%   |      513    (212)    (19)        282
  Commercial loans                      135,205    9.30%     122,611     7.91%   |      494     848     104       1,446
  Installment loans                      39,094   10.09%      31,263    10.72%   |      416     (98)    (24)        294
  Overdrafts                                 89    0.00%         212     0.00%   |        0       0       0           0
  Quickline loans                           122   17.39%         110    18.15%   |        1       0       0           1
  Credit card loans                       2,653   39.00%       2,703    34.98%   |       (9)     54       0          45
Nontaxable loans:                                                                |
  IRBs                                    2,840   10.32%       3,913     6.23%   |      (33)     80     (22)         25
                                       --------             --------             |   ------    ----    ----      ------
    TOTAL INTEREST-EARNING ASSETS       491,852    8.50%     445,336     8.06%   |    1,937     978      49       2,964

Interest-bearing transaction accts:                                              |
  NOW                                    21,009    2.09%      24,145     2.10%   |      (33)     (1)      1         (33)
  Advantage 50                           30,096    2.02%      29,206     2.02%   |        9       1       0          10
Savings accounts:                                                                |
  Savings                               135,266    2.32%     145,599     2.38%   |     (122)    (40)      3        (159)
  IMMAs                                  25,494    2.16%      29,765     2.17%   |      (46)     (1)      0         (47)
Time deposits:                                                                   |
  Christmas/vacation club                 1,078    3.92%       2,539     4.01%   |      (29)     (1)      0         (30)
  CD under $100,000                      99,970    4.84%      86,239     3.93%   |      268     389      61         718
  CD over $100,000 (regular)             13,171    5.45%       4,987     4.17%   |      169      32      52         253
  CD over $100,000 (public funds)        44,493    6.11%      11,640     3.35%   |      545     160     451       1,156
  IRAs                                   31,054    4.93%      30,041     4.31%   |       22      92       3         117
Short-term borrowings:                                                           |
  Repurchase agreements                   3,250    5.27%       4,510     3.19%   |      (20)     47     (13)         14
  Fed funds purchased                     5,645    6.15%       1,593     4.01%   |       81      17      44         142
  Notes payable TT&L                      2,211    5.74%       2,765     3.29%   |       (9)     34      (7)         18
  Sweep                                  13,192    2.15%      12,055     2.14%   |       12       1       0          13
                                       --------             --------             |   ------    ----    ----      ------
    TOTAL INTEREST-BEARING LIABILITIES  425,927    3.64%     385,085     2.89%   |      847     730     595       2,172
                                                                                 |   ------    ----    ----      ------
      NET INTEREST INCOME                          5.35%                 5.56%   |   $1,090    $248   ($546)     $  792
                                                                                 |   ======    ====    =====     ======

YTD FTE net interest income (current year)        $13,218
YTD FTE net interest income (prior year)           12,425
                                                  -------
        Change in FTE net interest income         $   792
                                                  =======


Presented on a fully taxable-equivalent basis, using year-to-date average balances.

Average Consolidated Balance Sheets, Net Interest Income and Rates

                                           Six months ended June 30, 1995               Six months ended June 30, 1994
                                         -----------------------------------           ---------------------------------
                                         Average     Interest                          Average     Interest
                                          Daily      (Annual-         Yield/            Daily      (Annual-        Yield/
                                         Balance       ized)           Rate            Balance       ized)          Rate
                                         --------------------         ------           --------------------        ------
                                      (In thousands of dollars)                      (In thousands of dollars)
ASSETS
Interest-earning assets
  Loans (including fees)   (1)
    Taxable                              $331,513     $29,868          9.01%           $298,731    $25,732          8.61%
    Tax-exempt                              2,840         293 (2)     10.32% (2)          3,913        244 (2)      6.23% (2)
  Investment securities
    Taxable                                83,240       5,688          6.83%             75,375      4,581          6.08%
    Tax-exempt                             73,675       5,936 (2)      8.06% (2)         65,268      5,271 (2)      8.08% (2)
  Federal funds sold                          584          34          5.82%              1,832         58          3.17%
                                         --------     -------                          --------    -------
Total interest-earning assets             491,852      41,819 (2)      8.50% (2)        445,119     35,886 (2)      8.06% (2)

Noninterest-earning assets
  Cash and due from banks                  23,361                                        22,841
  Bank premises and equipment              10,688                                        10,679
  Other assets                             14,968                                        12,590
  Less allowance for loan losses           (5,636)                                       (5,354)
                                         --------                                      --------
                                           43,381                                        40,756
                                         --------                                      --------
                Total assets             $535,233                                      $485,875
                                         ========                                      ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing transaction accounts  $ 51,104       1,049          2.05%           $ 53,351      1,095          2.05%
  Savings                                 160,760       3,693          2.30%            175,363      4,107          2.34%
  Time deposits                           189,765       9,848          5.19%            135,447      5,384          3.97%
  Short-term borrowings                    24,297         929          3.82%             20,923        556          2.66%
                                         --------     -------                          --------    -------
Total interest-bearing liabilities        425,926      15,519          3.64%            385,084     11,142          2.89%
                                                      -------                                      -------

Noninterest-bearing liabilities
  Demand deposits                          61,285                                        56,764
  Other liabilities                         4,416                                         4,503
Shareholders' equity                       43,606                                        39,524
                                         --------                                      --------
      Total liabilities and
       shareholders' equity              $535,233                                      $485,875
                                         ========                                      ========
Net interest income                                   $26,300                                      $24,744
                                                      =======                                      =======
Net yield/rate on interest earning assets                              5.35% (2)                                    5.56% (2)




(1) Nonaccrual loans are included in average loan balance.
(2) Presented on a fully tax equivalent basis using a tax rate of 34%.


NET NONINTEREST EXPENSES   Total net noninterest expense (total noninterest
expense less total noninterest income) has increased minimally, to $8,559,000 for the first six months of 1995, compared to $8,293,000 the previous year. However, exclusive of net securities gains and losses, net noninterest expenses decreased by $139,000 from the first half of last year. During the last quarter of 1994, the Corporation began a project, using the expertise of a national consulting firm, to analyze operating efficiencies and bank pricing and procedures. The benefits from this project are beginning to reflect in the Corporation's results of operations, as reflected in the one-percent increase in salaries, wages and benefits over half-quarter 1995, in spite of the addition of three branches since then. Occupancy, furniture and equipment costs, and FDIC insurance have increased approximately 9.0 percent or $131,000 compared to last year. However, these increased expenses have been adequately offset by increased income from service charges on deposits, and decreases in administrative expenses. The provision for loan losses decreased to $120,000 for the first six months of 1995, compared to $208,000 for the same period last year. This reflects the continuing emphasis on asset quality.

NONPERFORMING LOANS   Nonaccrual loans were above year-end 1994 levels, and at
June 30, 1995, totaled $859,000, compared to $358,000 at December 31, 1994.
The category of accruing loans past due 90 days or more totaled $105,000 at June 30, 1995 and $51,000 at December 31, 1994. The balance in the allowance for loan losses was $5,663,000 at June 30, 1995 compared to $5,617,000 at December 31, 1994.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                                 June 30, 1995            December 31, 1994
                                                                     (+000)                     (+000)
                                                                    ---------                  ---------
 Accruing loans past due 90 days or more as to
 principal or interest:
           Loans secured by real estate                               $     1                   $     3
           Commercial and industrial                                        2                         0
           Loans to individuals                                           102                        48
                                                                       ------                     -----
                                                                       $  105                     $  51
                                                                       ======                     =====


 Nonaccrual loans:
           Loans secured by real estate                                $  851                     $ 358
           Commercial and industrial                                        8                         0
                                                                       ------                     -----
                                                                       $  859                     $ 358
                                                                       ======                     =====

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

At the end of the first six months, the allowance for loan losses as a percentage of loans was 1.68 percent in 1995, and 1.80 percent in 1994. The provision for loan losses was $120,000 in the six months ended June 30, 1995, and $208,000 for the same period of 1994.

The following table contains information relative to loan loss experience for the six months ended June 30, 1995, and the year ended December 31, 1994.

                                                         Six months ended June                    Year ended
                                                             June 30, 1995                      December 31, 1994
                                                                 (+000)                             (+000)
                                                                 ------                              -----
 Allowance for loan losses at
 beginning of period                                             $5,617                             $5,226
 Loans charged off:
      Real estate                                                     5                                 31
      Installment                                                   237                                296
      Credit card                                                    35                                 61
      Other                                                           2                                  5
      Commercial and collateral                                       6                                 38
                                                                 ------                             ------
                                                                    285                                431
 Recoveries on loans charged off:
      Real estate                                                     3                                 33
      Installment                                                   133                                245
      Credit card                                                     6                                 32
      Other                                                           1                                  1
      Commercial and collateral                                      68                                303
                                                                 ------                             ------
                                                                    211                                614

 Net charge-offs (recoveries)                                        74                               (183)
 Provision for loan losses                                          120                                208
                                                                 ------                             ------
 Allowance for loan losses at end of period                      $5,663                             $5,617
                                                                 ======                             ======

 Ratio of allowance for loan losses to
 total loans at end of period                                      1.76%                              1.70%
                                                                   ====                               ====

CAPITAL At June 30, 1995, PREMIERBank and Trust's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

         Tier 1 "core" capital to risk-weighted assets              13.75 percent
         Total capital to risk-weighted assets                      15.00 percent
         Tier 1 leverage ratio                                       8.22 percent

These ratios substantially exceed the minimums which are in effect for bank holding companies after the end of 1992.

Return on average assets was 1.13 percent for the first half of 1995, compared to 1.03 percent for the same period in 1994. Return on average equity was
13.87 percent for the first six months of 1995, compared to 12.72 percent for the first six months of 1994.


PART II.         OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

         The annual meeting of shareholder's of CoBancorp Inc., was held April 19, 1995, at 11:00 a.m., at the Lorain County Community College, Classroom/Conferencing Facility, 1005 North Abbe Road, Elyria, Ohio in accordance with the notice of meeting and proxy statement mailed to shareholders.

         All matters proposed by management in the proxy statement were approved by the shareholders.

         Item 6--Exhibits and Reports on Form 8-K

              (a)   Exhibits:    Second Amended and Restated Articles of
                                 Incorporation of CoBancorp Inc.

                                 Code of Regulations of CoBancorp Inc., dated
                                 April 19, 1995


               (b) The registrant was not required to file any reports on Form 8-K during the quarter ended June 30, 1995.

COBANCORP INC.
JUNE 30, 1995




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COBANCORP INC.
                                          (Registrant)



                                          Timothy W. Esson
                                          Executive Vice President


August 10, 1995

                          SECOND AMENDED AND RESTATED
                           ARTICLES OF INCORPORATION
                                       OF
                                 COBANCORPINC.

        These Second Amended and Restated Articles of Incorporation of CoBancorp Inc. (the "Corporation"), adopted by the shareholders of the Corporation on April 20, 1994 and April 19, 1995 and by the Board of Directors on May 15, 1995, supersede the existing Amended and Restated Articles of Incorporation of the Corporation.

                                  ARTICLE I

       The name of the Corporation is CoBancorp Inc.

                                  ARTICLE II

       The place in the State of Ohio where the principal office of the Corporation is to be located is in the City of Elyria, County of Lorain.

                                 ARTICLE III

       The purposes for which the Corporation is formed is to engage in any lawful act or activity for which corporations may be formed under the Ohio General Corporation Laws (ORC Section 1701.01 et seq.).

                                  ARTICLE IV

       The aggregate number of common shares which the Corporation shall have the authority to issue is five million (5,000,000) shares each of no par value. Shares of the authorized and outstanding common stock shall be subject to redemption by the Corporation at the direction of a vote of a majority of the Board of Directors at a regular or special meeting.

      Each shareholder shall be entitled to one vote for each share of stock standing in his name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of Directors.

      Furthermore, the Corporation, through its Board of Directors, shall have the power to purchase, hold, sell and transfer the shares of its own capital stock provided that it does not use its funds or property for the purchase of its own shares of capital stock when such use will cause any impairment of its capital, except when otherwise permitted by law, and provided further that shares of its own capital stock belonging to it are not voted upon directly or indirectly.

                                  ARTICLE V

       The amount of stated capital with which the Corporation will commence business is at least five hundred dollars ($500.00).

                                  ARTICLE VI

       The Board of Directors of the Corporation is hereby authorized to fix and determine and to vary the amount of working capital of the Corporation, to determine whether any and, if any, what part of its surplus, however created or arising, shall be used or disposed of or declared in dividends or paid to shareholders, and without action by the shareholders, to use and apply such surplus or any part thereof at any time or from time to time in the purchase or acquisition of shares of any class, voting trust certificates for shares, bonds, debentures, notes, script, warrants, obligations, evidences of indebtedness of the Corporation or other securities of the Corporation, to such an extent or amount and in such manner and upon such terms as the Board of Directors of the Corporation shall deem expedient to the extent not prohibited by law.

                                 ARTICLE VII

       The names and addresses of the incorporators of CoBancorp Inc. are:

                              Robert T. Bowman
                              193 Overbrook Drive
                              Elyria, Ohio 44035

                              Worth A. Fauver, Jr.
                              318 Hamilton Circle
                              Elyria, Ohio 44035

                              Robert W. Vandemark
                              917 Garford Avenue
                              Elyria, Ohio 44035

                              David C. Smith
                              238 Pepperdine Drive
                              Elyria, Ohio 44035

                              Timothy W. Esson
                              9392 Bassett Lane
                              North Royalton, Ohio 44133

                                  ARTICLE VIII

       The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate from among its members an Executive Committee, which committee shall have and may exercise, to the extent provided by law, all of the authority of the Board of Directors in the management of the Corporation. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.

                                   ARTICLE IX

       The preemptive right to purchase additional shares or any other securities of the Corporation is expressly denied to all shareholders or securities holders of all classes.

                                   ARTICLE X

       Any merger, consolidation, or acquisition of this Corporation by another corporation without the approval of this Corporation's Board of Directors shall require the affirmative approval of the holders of 75 percent of the issued and outstanding common shares of stock of the Corporation and 75 percent of the issued and outstanding preferred shares or other class of shares, regardless of limitations or restriction on the voting power thereof, entitled to vote at a meeting duly called for such purpose.

                              CODE OF REGULATIONS

                                       OF

                                 COBANCORP INC.


                                  ARTICLE I

                           MEETING OF SHAREHOLDERS


 Section 1. ANNUAL MEETING. The annual meeting of the shareholders of this corporation for the purpose of fixing or changing the number of directors of the corporation, electing directors and transacting such other business as may come before the meeting, shall be held on the third Wednesday in April of each year, but if a legal holiday, then on the next business day following, or at such other time as may be fixed by the Board of Directors.

 Section 2. SPECIAL MEETINTGS. Special meetings of the shareholders may be called at any time by the Chairman of the Board of Directors, President, or a Vice President, or a majority of the Board of Directors acting with or without a meeting, or the holder or holders of one-fourth of all shares outstanding and entitled to vote thereat.

 Section 3. PLACE OF MEETINGS. Meetings of shareholders shall be held at the Main Office of the corporation unless the Board of Directors decides that a meeting shall be held at some other place within or without the State of Ohio and causes the notice thereof to so state.

 Section 4. NOTICE OF MEETINGS. Unless waived, a written, printed, or typewritten notice of each annual or special meeting stating the day, hour, and place and the purpose or purposes thereof shall be served upon or mailed to each shareholder of record (a) as of the day next preceding the day on which notice is given or
                         (b) if a record date therefor is duly fixed, of record as of said date. Such notice shall be given not more than sixty (60) days, nor less than ten (10) days before any such meeting. If mailed, it shall be directed to a shareholder at his address as the name appears upon the records of the corporation.

                         All notices with respect to any shares of record in the names of two or more persons may be given to whichever of such persons is named first on the books of the corporation and notice so given shall be effective as to all the holders of record of such shares.

                         Every person who by operation of law, transfer, or otherwise shall become entitled to any share or right or interest therein, shall be bound by every notice in respect of such share which, prior to his name and address being entered upon the books of the corporation as the registered holder of such share, shall have been given to the person in whose name such share appeared of record.

Section 5.             WAIVER OF NOTICE.   Any shareholder, either before or
                       after any meeting, may waive any notice required to be given by law or under these Regulations; and whenever all of the shareholders entitled to vote shall meet in person or by proxy and consent to holding a meeting, it shall be valid for all purposes without call or notice, and at such meeting any action may be taken.

Section 6. QUORUM. The shareholders present in person or by proxy at any meeting for the determination of the number of directors, or the election of directors, or for the consideration and action upon reports, required to be laid before such meeting, shall constitute a quorum.

                       At any meeting called for any other purpose, the holders of shares entitling them to exercise a majority of the voting power of the corporation, present in person or represented by proxy, shall constitute a quorum, except when a greater proportion is required by law, the Articles of Incorporation or this Code of Regulations.

                       At any meeting, whether a quorum is present, all questions and business which shall come before the meeting shall be determined by the vote of the holders of a majority of such voting shares as are represented in person or by proxy, except when a greater proportion is required by law or the Articles of Incorporation.

                       At any meeting, whether a quorum is present or not, the holders of a majority of the voting shares represented by shareholders present in person or by proxy may adjourn from time to time and from place to place without notice other than by announcement at the meeting. At any such adjourned meeting at which a quorum is present, any business may be transacted which might be transacted at the meeting as originally notified or held.

Section 7.             PROXIES.   Any shareholder of record who is entitled
                       to attend a shareholders' meeting, or to vote thereat or to assent or give consent in writing, shall be entitled to be represented at such meetings or to vote thereat or to assent or give consent in writing, as the case may be, or to exercise any other of his rights, by proxy or proxies appointed by a writing signed by such shareholders, which need not be sealed, witnessed or acknowledged.

                       A telegram, cablegram, wireless message, facsimile
                       (fax), or photogram appearing to have been transmitted by a shareholder, or a photograph, photostatic or equivalent reproduction of a writing appointing a proxy or proxies shall be a sufficient writing.

                       No appointment of proxy shall be valid after the expiration of eleven (11) months after it is made, unless the writing specifies the date on which it is to expire or the length of time it is to continue in force.

                      Unless the writing appointing a proxy or proxies otherwise provides:

                      (1) Each and every proxy shall have the power of substitution, and when three (3) or more persons are appointed, a majority of them or their respective substitutes may appoint a substitute or substitutes to act for all;

                      (2) If more than one proxy is appointed, then (a) with respect to voting or giving consents at a shareholders' meeting, or if only one attends then that one may exercise all the voting and consenting authority thereat; and if an even number attend and a majority do not agree on any particular issue, each proxy so attending shall be entitled to exercise such authority with respect to an equal number of shares; (b) with respect to exercising any other authority, a majority may act for all;

                      (3) A writing appointing a proxy shall not be revoked by the death or incapacity of the maker unless before the vote is taken or the authority granted is otherwise exercised, written notice of such death or incapacity is given to the corporation by the executor or the administrator of the estate of such maker or by the fiduciary having control of the shares in respect of which the proxy was appointed;

                      (4) The presence of a shareholder at a meeting shall not operate to revoke a writing appointing a proxy. A shareholder, without affecting any vote previously taken, may revoke such writing not otherwise revoked by giving notice to the corporation in writing or in open meeting.

Section 8.            VOTING.   At any meeting of shareholders, each
                      shareholder of the corporation shall, except as otherwise provided by law or the Articles of Incorporation or by these Regulations, be entitled to one vote in person or by proxy for each share of the corporation registered in his name on the books of the corporation (1) on the record date for the determination of shareholders entitled to vote at such meeting, notwithstanding the prior or subsequent sale, or other disposal of such share or shares or transfer of the same on the books of the corporation on or after the record date, or (2) if no such record date shall have been fixed, then at the time of such meeting.

Section 9.            ACTION WITHOUT MEETING.    Any action which may be
                      authorized or taken at any meeting of shareholders may be authorized or taken without a meeting in writing or writings signed by all of the holders of shares who would be entitled to notice of a meeting of the shareholders held for such purpose. Such writing or writings shall be filed with or entered upon the records of the corporation.

                                   ARTICLE II

                                   DIRECTORS

Section 1.              NUMBER OF DIRECTORS.      The election of directors
                        shall take place at the Annual Meeting of Shareholders, or at a special meeting called for that purpose, and shall be by ballot. Directors shall be elected for one term and shall continue in office until their successors are elected and qualified. The number of members of the Board of Directors shall be determined pursuant to law by Resolution of the shareholders, but shall be not less than three (3).

Section 2. ELECTION AND TERM OF DIRECTORS. The directors shall be divided into three classes: Class I, Class II, and Class III. Such classes shall be nearly equal in number as possible. The term of office of the initial Class I directors shall expire at the Annual Meeting of Shareholders in 1985, the term of office of the initial Class II directors shall expire at the Annual Meeting of Shareholders in 1986, and the term of office of the initial Class III directors shall expire at the Annual Meeting of Shareholders in 1987, or thereafter in each case when their respective successors are elected and have qualified. At each annual election held after classification of directors, the directors chosen to succeed those whose terms then expire shall be identified as being of the same class as the directors they succeed and shall be elected for a term expiring at the third succeeding annual meeting or thereafter when their respective successors in each case are elected and have qualified. If the number of directors is changed, any increase or decrease in directors shall be apportioned among the classes so as to maintain all classes as nearly equal in number as possible, and any additional director elected to any class shall hold office for a term which shall coincide with the terms of such class. Upon the effectiveness of this provision, the Board of Directors is authorized to take such steps as are necessary to implement these provisions.

Section 3.              VACANCIES.     Vacancies in the Board of Directors may
                        be filled by a majority vote of the remaining directors until an election to fill such vacancies is had. Shareholders entitled to elect directors shall have the right to fill any vacancy in the board (whether the same has been temporarily filled by the remaining directors or not) at any meeting of the shareholders called for that purpose, and any directors elected at any such meeting of shareholders shall serve until the next annual election of directors and until their
                        successors are elected and qualified.   The
                        directors may on majority vote change the number of directors who shall comprise the board or fill any vacancies which result from the shareholders not electing the full number of directors which is fixed at the annual meeting.

Section 4.              RETIREMENT.    Within thirty (30) days of the
                        attaimnent of age seventy (70), a director shall become ineligible to serve as a director of the corporation and shall retire.

Section 5. TRANSACTIONS BETWEEN THE CORPORATION AND ITS DIRECTORS AND OFFICERS. No contract, action, or transaction shall be void or voidable with respect to the corporation for the reason that it is between or affects the corporation and one or more of its directors or officers, or between or affects the corporation and any other person in which one or more of its directors or officers are directors, trustees, or officers, or have a financial or personal interest, or for the reason that one or more interested directors or a committee of the directors that authorizes such contract, action, or transaction, if in any such case any of the following apply:

                        (a) The material facts as to his or their relationship or interest and as to the contract, action or transaction are disclosed or are known to the directors or committee and the directors or committee, in good faith reasonably justified by such facts, authorizes the contract, action, or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum of the directors or the committee;

                        (b) The material facts as to his or their relationship or interest and as to the contract, action, or transaction are disclosed or are known to the shareholders entitled to vote thereon and the contract, action, or transaction is specifically approved at a meeting of the shareholders held for such purpose by the affirmative vote of the holders of shares entitling them to exercise a majority of the voting power of the corporation held by persons not interested in the contract, action, or transaction; or

                        (c) The contract, action, or transaction is fair as to the corporation as of the time it is authorized or approved by the directors, a committee of the directors, or the shareholders.

                        Interested directors may be counted in determining the presence of a quorum at a meeting of the directors, or of a committee of the directors that authorizes the contract, action, or transaction that may involve or affect a change in control of the corporation or his continuation in office as director of the corporation.

Section 6. INDEMNIFICATION. The corporation shall indemnify its directors, officers, employees and agents to the fullest extent permitted under Ohio law.

                                 ARTICLE III

                POWERS, MEETING, AND COMPENSATION OF DIRECTORS

Section 1. MEETINGS OF THE BOARD. A meeting of the Board of Directors shall be held immediately following the adjournment of each shareholders' meeting at which directors are elected, or within ten (10) days thereafter, and notice of such meeting need not be given.

                      The Board of Directors may, by by-laws or resolution, provide for other meetings of the Board.

                      Special meetings of the Board of Directors may be held at any time upon the call of the Chairman of the Board of Directors, President, a Vice President, or any two members of the Board.

                      Notice of any special meeting of the Board of Directors shall be mailed to each director, addressed to him at his residence or usual place of business, at least two (2) days before the day on which the meeting is to be held, or shall be sent to him at such place by telegraph, cable, radio, facsimile (fax), or wireless, or be given personally or by telephone, not later than the day before the day on which the meeting is to be held. Every such notice shall state the time and place of the meeting but need not state the purposes thereof. Notice of any meeting of the Board need not be given to any director, however, if waived by him in writing or by telegraph, cable, radio, wireless, facsimile (fax) or telephone communication whether before or after such meeting is held, or if he shall be present at such meeting; and any meeting of the Board shall be a legal meeting without any notice thereof having been given, if all the directors shall be present thereat.

                      Meetings of the Board shall be held at the office of the corporation, or at such other place, within or without the State of Ohio as the Board may determine from time to time and as may be specified in the notice thereof. Meetings of the Board of Directors may also be held by the utilization of simultaneous telephonic communications linking all directors present at such meetings, and all such business conducted via such telephonic communication shall be considered legally enforceable by the corporation.

Section 2. QUORUM. A majority of the Board of Directors shall constitute a quorum for the transaction of business, provided that whenever less than a quorum is present at the time and place appointed for any meeting of the Board, a majority of those present may adjourn the meeting from time to time, without notice other than by announcement at the meeting until a quorum is present.

Section 3. ACTION WITHOUT MEETING. Any action may be authorized or taken without a meeting in a writing or writings signed by all the directors, which writing or writings shall be filed with or entered upon the records of the corporation.

Section 4. COMPENSATION. The directors, as such, shall not receive any salary for their services, but by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board; provided that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of the Loan Committee or of any standing or special committee may by resolution of the Board be allowed such compensation for their services as the Board may deem reasonable, and additional compensation may be allowed to directors for special services rendered.

Section 5. BY-LAWS. For the governing of its actions, the Board of Directors may adopt by-laws consistent with the Articles of Incorporation and these Regulations.

                                   ARTICLE IV

                                   COMMITTEES

Section 1. COMMITTEES. The Board of Directors may by resolution provide for such standing or special committees as it deems desirable, and discontinue the same at pleasure. Each such committee shall have such powers and perform such duties, not inconsistent with law, as may be delegated to it by the Board of Directors. Vacancies in such committees shall be filled by the Board of Directors or as it may provide.

                                   ARTICLE V

                                    OFFICERS

Section 1. GENERAL PROVISIONS. The Board of Directors shall elect a President, such number of Vice Presidents as the Board may from time to time determine, a Secretary and Treasurer, and, in its discretion, a Chairman of the Board of Directors and a Vice Chairman of the Board of Directors. If no such Chairman of the Board is elected by the Board of Directors, the President of the corporation shall act as presiding officer of the corporation. The Board of Directors may from time to time create such offices and appoint such other officers, subordinate officers and assistant officers as it may determine. The President and the Chairman of the Board shall be, but the other officers need not be, chosen from among the members of the Board of Directors.

Section 2. TERM OF OFFICE. The officers of the corporation shall hold office at the pleasure of the Board of Directors and, unless sooner removed by the Board of Directors, until the organizational meeting of the Board of Directors following the date of their election and until successors are chosen and qualified.

                       The Board of Directors may remove any officer at any time, with or without cause, by a majority vote. A vacancy in any office, however created, shall be filled by the Board of Directors.

                                   ARTICLE VI

                               DUTIES OF OFFICERS

 Section 1. CHAIRMAN OF THE BOARD. The Chairman of the Board, if one be elected, shall preside at all meetings of the shareholders and the Board of Directors and shall have such other powers and duties as may be prescribed by the Board of Directors or prescribed by Ohio's General Corporation Act.

 Section 2. VICE CHAIRMAN OF THE BOARD. The Vice Chairman of the Board, if one be elected, shall preside at all meetings of the shareholders and the Board of Directors, in the absence of the Chairman of the Board. The Vice Chairman shall have such powers and duties as may be prescribed by the Board of Directors, or prescribed by the Chairman of the Board, or the Ohio Revised Code.

 Section 3.             PRESIDENT.   The President shall be the chief executive
                        officer of the corporation and shall exercise supervision over the business of the corporation and over its several officers, subject, however, to the control of the Board of Directors. In the absence of, or if a Chairman of the Board shall not have been elected or a Vice Chairman shall not have been elected, he shall preside at meetings of the shareholders and Board of Directors. He shall have the authority to sign all certificates for shares and all deeds, mortgages, bonds, contracts, notes and other instruments requiring his signature; and shall have all the powers and duties prescribed by the Ohio Revised Code and such others as the Board of Directors may from time to time assign to him.

 Section 4. VICE PRESIDENTS. The Vice Presidents shall perform such duties as are conferred upon them by these Regulations or as may from time to time be assigned to them by the Board of Directors, the Chairman of the Board or the President. At the request of the President, or by his absence or disability, the Vice President, designated by the President (or in the absence of such designation, the Vice President designated by the Board), shall perform all the duties of the President, and when so acting, shall have all the powers of the President. The authority of Vice Presidents to sign in the name of the corporation all certificates for shares and authorized deeds, mortgages, bonds, contracts, notes and other instruments, shall be coordinate with like authority of the President. Any one or more of the Vice Presidents may be designated as an "Executive Vice President."

 Section 5. SECRETARY. The Secretary shall keep the minutes of all the proceedings of the shareholders and Board of Directors, and shall make proper record of the same, which shall be attested by him; sign all certificates for shares, and all deeds, mortgages, bonds, contracts, notes, and other instruments executed by the corporation requiring his signature; give notice of meetings of shareholders and directors; produce on request at each meeting of shareholders for the election of directors a certified list of shareholders arranged in alphabetical order; keep such books as may be required by the Board of Directors and file all reports to States, to the Federal Government, and to foreign countries; and perform such other duties as may from time to time be assigned to him, by the Board of Directors, the Chairman of the Board or by the President.

 Section 6. TREASURER. The Treasurer shall have general supervision of all finances; he shall receive and have in charge all money, bills, notes, deeds, leases, mortgages and similar property belonging to the corporation, and shall do with the same as may from time to time be required by the Board of Directors.
                         He shall keep adequate and correct accounts of the business transactions of the corporation including accounts of its assets, liabilities, receipts, disbursements, gains, losses, stated capital, and shares, together with such other accounts as may be required, and, upon the expiration of his term of office, shall turn over to his successor or to the Board of Directors all property, books, papers, and money of the corporation in his hands; and he shall perform such other duties as from time to time may be assigned to him by the Board of Directors.

 Section 7. ASSISTANT AND SUBORDINATE OFFICERS. The Board of Directors may appoint such assistant and subordinate officers as it may deem desirable. Each such officer shall hold office during the pleasure of the Board of Directors, and perform such duties as the Board of Directors may prescribe.

                         The Board of Directors may, from time to time, authorize any officer to appoint and remove assistant and subordinate officers, to prescribe their authority and duties, and to fix their compensation.

 Section 8.              DUTIES OF OFFICERS MAY BE DELEGATED.   In the
                         absence of any officer of the corporation, or for any other reason the Board of Directors may deem sufficient, the Board of Directors may delegate, for the time being, the powers or duties, or any of them, of such officer to any other officer, or to any director.

                                  ARTICLE VII

                           CERTIFICATES FOR SHARES

 Section 1.              FORM AND EXECUTION.    Certificates for shares
                         shall be issued to each shareholder in such form as shall be approved by the Board of Directors. Such certificates shall be signed by the Chairman of the Board of Directors or the President or a Vice President or by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the corporation, which certificates shall certify the number and class of shares held by the shareholder in the corporation, but no certificates for shares shall be delivered until such shares are fully paid. When such a certificate is countersigned by an incorporated transfer agent or registrar, the signature of any of said officers of the corporation may be facsimile, engraved, stamped or printed. Although any officer of the corporation whose manual or facsimile signature is affixed to a share certificate is delivered such certificate, nevertheless, it shall be effective in all respects when delivered.

                          Such certificate for shares shall be transferable in person or by attorney, but, except as hereinafter provided in the case of lost, mutilated or destroyed certificates, no transfer of shares shall be entered upon the records of the corporation until the previous certificates, if any, given for the same shall have been surrendered and canceled.

Section 2. LOST, MUTILATED OR DESTROYED CERTIFICATES. If any certificate for shares is lost, mutilated or destroyed, the Board of Directors may authorize the issuance of a new certificate in place thereof upon such terms and conditions as it may deem advisable. The Board of Directors in its discretion may refuse to issue such new certificates until the corporation has been indemnified by a final order or decree of a court of competent jurisdiction.

Section 3. REGISTERED SHAREHOLDERS. A person in whose name shares are of record on the books of the corporation shall conclusively be deemed the unqualified owner thereof for all purposes and to have capacity to exercise all rights of ownership. Neither the corporation nor any transfer agent of the corporation shall be bound to recognize any equitable interest in a claim to such shares on the part of any other person, whether disclosed upon such certificate or otherwise, nor shall they be obliged to see to the execution of any trust or obligation.

                                 ARTICLE VIII

                                 FISCAL YEAR

The fiscal year of the corporation shall end on the 31st day of December in each year, or on such other day as may be fixed from time to time by the Board of Directors.

                                  ARTICLE IX

                                  AMENDMENTS

The Regulations may be amended or repealed at any meeting of shareholders called for that purpose by the affirmative vote of the holders or record of shares entitling them to exercise a majority of the voting power on such proposal or, without a meeting, by the unanimous written consent of the shareholders.



                                              ______________________________
                                              Secretary
                                              April 19, 1995