Form 10-Q
period 1995-09-30
COBANCORP INC
filed 1995-11-14
CIK 745276

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995          Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

                 Ohio                                 34-1465382
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)

124 Middle Avenue, Elyria, Ohio                          44035
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

As of September 30, 1995, there were 3,446,596 outstanding common shares, with no par value, of the Registrant.

                                     INDEX

                                 COBANCORP INC.



PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements                                                                         Page
         Consolidated balance sheets -- September 30, 1995 and December 31, 1994                               3

         Consolidated statements of income -- Three months ended September 30, 1995
          and 1994 and nine months ended September 30, 1995 and 1994                                           4

         Consolidated statements of cash flows -- Nine months ended
          September 30, 1995 and 1994                                                                          5

         Notes to consolidated financial statements -- September 30, 1995                                      6


Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     7

PART II.         OTHER INFORMATION                                                                            14

SIGNATURES                                                                                                    15

EXHIBITS                                                                                                     N/A

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               September 30                December 31
                                                                   1995                       1994
ASSETS                                                      -----------------          -----------------
Cash and due from banks                                         $26,117,916                $29,271,444
Investment securities held-to-maturity                           79,962,579                 78,202,883
Investment securities available-for-sale                         86,568,886                 71,604,165
Federal funds sold                                                3,600,000                  2,500,000
Loans                                                           324,035,648                330,132,961
Less allowance for loan losses                                    5,930,230                  5,616,859
                                                            -----------------          -----------------
    Net loans                                                   318,105,418                324,516,102
Bank premises and equipment, net                                 11,271,350                 10,585,653
Accrued income and prepaid expenses                               5,214,720                  3,980,626
Other assets                                                      9,462,528                 11,066,084
                                                            -----------------          -----------------
                                         TOTAL ASSETS          $540,303,397               $531,726,957
                                                            =================          =================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand-noninterest bearing                                  $64,228,065                $69,649,373
    Demand-interest bearing                                      49,332,126                 55,965,771
    Savings and other time                                      352,881,521                340,221,731
                                                            -----------------          -----------------
      Total deposits                                            466,441,712                465,836,875
  Short-term funds                                               22,468,218                 21,357,228
  Other liabilities                                               3,102,736                  2,770,882
  Employee stock ownership plan obligation                          692,760                    780,260
                                                            -----------------          -----------------
      Total liabilities                                         492,705,426                490,745,245
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,446,596 shares issued and outstanding
   (3,409,311 at December 31, 1994)                               5,884,258                  5,182,737
  Capital surplus                                                18,553,553                 16,623,320
  Retained earnings                                              23,995,713                 22,868,953
  Unrealized gain (loss) on available-for-sale
    investment securities (net of income tax)                      (142,793)                (2,913,038)
  Employee stock ownership plan obligation                         (692,760)                  (780,260)
                                                            -----------------          -----------------
      Total shareholders' equity                                 47,597,971                 40,981,712
                                                            -----------------          -----------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $540,303,397               $531,726,957
                                                            =================          =================


See accompanying notes to consolidated financial statements

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SEPTEMBER 30, 1995

                                                     Three months ended                              Nine months ended
                                                         September 30                                    September 30
                                                  1995                   1994                     1995                    1994

INTEREST INCOME
  Loans (including fees)
    Taxable                                     $7,322,920             $6,913,548                $22,267,098          $19,787,805
    Tax-exempt                                      47,294                 40,112                    144,027              120,599
  Investment securities
    Taxable                                      1,575,562                934,975                  4,417,656            3,223,125
    Tax-exempt                                   1,027,269                891,970                  2,986,078            2,631,504
  Federal funds sold                                70,514                 25,325                     87,576               57,743
                                           -----------------      -----------------          -----------------    -----------------
                  Total interest income         10,043,559              8,805,930                 29,902,435           25,820,776

INTEREST EXPENSE
  Deposits                                       3,985,127              2,694,518                 11,220,251            7,943,924
  Short-term borrowed funds                        190,789                175,360                    655,881              453,296
                                           -----------------      -----------------          -----------------    -----------------
                 Total interest expense          4,175,916              2,869,878                 11,876,132            8,397,220
                                           -----------------      -----------------          -----------------    -----------------
                    Net interest income          5,867,643              5,936,052                 18,026,303           17,423,556
PROVISION FOR LOAN LOSSES                           60,000                      0                    180,000              208,333
                                           -----------------      -----------------          -----------------    -----------------
              Net interest income after
              provision for loan losses          5,807,643              5,936,052                 17,846,303           17,215,223

OTHER INCOME
  Service charges on deposit accounts              459,877                488,715                  1,397,074            1,325,363
  Trust fees                                       321,250                324,999                    988,750              974,997
  Other                                            383,746                506,247                    831,608              863,182
  Securities gains                                 240,607                 44,969                    244,112              453,494
                                           -----------------      -----------------          -----------------    -----------------
                     Total other income          1,405,480              1,364,930                  3,461,544            3,617,036

OTHER EXPENSES
  Salaries, wages and benefits                   2,309,876              2,402,031                  6,916,803            6,963,114
  Occupancy--net                                   396,120                355,439                  1,155,550            1,070,670
  Furniture and equipment                          172,500                153,619                    517,500              432,658
  Taxes, other than income and payroll             148,617                151,732                    445,484              462,517
  FDIC insurance                                    (5,789)               239,816                    494,581              719,077
  Other                                          2,170,118              2,134,114                  6,276,830            6,333,652
                                           -----------------      -----------------          -----------------    -----------------
                   Total other expenses          5,191,442              5,436,751                 15,806,748           15,981,688
                                           -----------------      -----------------          -----------------    -----------------
             Income before income taxes          2,021,681              1,864,231                  5,501,099            4,850,571

INCOME TAX EXPENSE                                 360,000                322,000                    958,000              814,000
                                           -----------------      -----------------          -----------------    -----------------
                             NET INCOME         $1,661,681             $1,542,231                 $4,543,099           $4,036,571
                                           =================      =================          =================    =================

NET INCOME PER SHARE                                 $0.48                  $0.45                      $1.32                $1.17

DIVIDENDS PER SHARE                                $0.1500                $0.1262                    $0.4271              $0.3762

See notes to consolidated financial statements

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine Months Ended September 30
                                                                                     1995              1994
                                                                                 --------------   --------------
OPERATING ACTIVITIES
  Net income                                                                       $4,543,099       $4,036,571
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                       180,000          208,333
      Provision for depreciation and amortization                                   1,057,956          867,090
      Accretion of discounts on purchased loans                                       (52,220)        (339,901)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                          (273,134)          11,467
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                          (1,119)          35,887
      Realized securities (gains) on held-to-maturity securities                            0                0
      Realized securities (gains) on available-for-sale securities                   (244,112)        (453,494)
      (Increase) in interest receivable                                              (941,131)        (468,369)
      Increase in interest payable                                                    154,740          118,870
      (Increase) decrease in other assets                                            (318,329)         134,454
      Increase (decrease) in other liabilities                                        250,608         (597,926)
                                                                                 --------------   --------------
                              Net Cash Provided By Operating Activities             4,356,358        3,552,982

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of held-to-maturity
    investment securities                                                           2,500,000                0
  Proceeds from sales of available-for-sale
    investment securities                                                          20,828,669       37,794,541
  Maturities of held-to-maturity investment securities                              3,540,445        2,040,047
  Maturities of available-for-sale investment securities                            3,744,525       16,795,270
  Purchases of held-to-maturity investment securities                              (7,799,022)     (13,390,259)
  Purchases of available-for-sale investment securities                           (34,823,329)     (25,385,137)
  Net decrease in credit card receivables                                              38,092          151,243
  Net decrease (increase) in longer-term loans                                      6,244,815      (30,898,118)
  Purchases of premises and equipment,
    net of retirements                                                             (1,541,821)        (806,371)
                                                                                 --------------   --------------
                                  Net Cash Used By Investing Activities            (7,267,626)     (13,698,784)

DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits
    and savings accounts                                                          (42,573,724)         286,429
  Net increase in certificates of deposit                                          43,178,557        6,283,815
  Net increase in short-term funds                                                  1,110,990        2,290,032
  Cash dividends                                                                   (1,486,108)      (1,283,900)
  Dividend investment plan                                                            368,583          317,415
  Long-term incentive plan                                                            259,442          130,721
                                                                                 --------------   --------------
                              Net Cash Provided By Financing Activities               857,740        8,024,512
                                                                                 --------------   --------------
        (Decrease) In Cash and Cash Equivalents                                    (2,053,528)      (2,121,290)

Cash and cash equivalents at beginning of period                                   31,771,444       32,051,488
                                                                                 --------------   --------------
                             CASH AND CASH EQUIVALENTS AT END OF PERIOD           $29,717,916      $29,930,198
                                                                                 ==============   ==============

See accompanying notes to consolidated financial statements

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995



NOTE A -- ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CoBancorp Inc. and its wholly-owned subsidiary, PREMIERBank & Trust. All material intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of Management that all adjustments necessary for a fair presentation have been made and that all adjustments were of a normal recurring nature.

CASH EQUIVALENTS: For purpose of the Statements of Cash Flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods of less than thirty days.

PER SHARE AMOUNTS: All share and per share amounts have been adjusted to reflect the three-percent stock dividend which was declared on July 17, 1995, payable on September 1, 1995 to Shareholders of record on August 22, 1995, and the four-for-three stock split in February 1994.

RECLASSIFICATIONS: Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.


NOTE B -- ACQUISITIONS

On October 10, 1995, PREMIERBank & Trust announced it had entered into a Letter of Agreement with Bank One, Cleveland, N.A., whereby PREMIERBank & Trust will purchase eleven (11) Lorain County branches of Bank One. The offices have total deposits of approximately $125 million. The transaction is subject to regulatory approval and is expected to close in the first quarter of 1996.

COBANCORP INC.
SEPTEMBER 30, 1995



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS   Net income increased 12.5 percent to $4,543,000 for the
first nine months of 1995, from the $4,037,000 earned in the same period of 1994. Earnings per share increased to $1.32, up from $1.17 per share in the first nine months of the prior year.

NET INTEREST INCOME   The net interest margin on a fully taxable-equivalent
basis was 5.25 percent for the first nine months of 1995, compared to 5.60 percent one year ago. Net interest income for the first nine months of 1995 amounted to $19,639,000 compared to $18,841,000 in 1994. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $798,000, or
4.2 percent, is attributable primarily to an increase in earning assets and to higher interest rates on those assets. These factors were partially offset by an increase in interest-bearing liabilities and, to a lesser extent, an increase in the cost of those liabilities.

Average interest-earning assets were $495,826,000 and $446,190,000 for the first nine months of 1995 and 1994, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
Nine months ended  9/30/95 vs. 9/30/94
(in thousands of dollars)



                                                                                       |                      Change in
                                                                                       |          interest income/expense due to
                                            Current      Current        Old         Old|    ---------------------------------------
                                            volume         rate       volume       rate|   -Volume       Rate      Both    TOTAL
                                            ------      -------       ------       ----|    ------       ----      ----    ----
                                            C>                                         |
Taxable securities                          $88,334      6.67%       $69,492      6.19%|     $874        $252      $69     $1,195
Nontaxable securities                        74,962      8.05%        65,942      8.06%|      545          (7)      (1)       537
Federal funds sold & s/t funds                1,994      5.77%         2,143      3.55%|       (4)         36       (1)        30
Taxable loans:                                                                         |
  Real estate loans                         152,045      7.98%       145,123      8.14%|      421        (174)      (8)       239
  Commercial loans                          132,580      9.29%       124,061      8.10%|      516       1,100       98      1,714
  Installment loans                          40,029     10.04%        32,477     10.54%|      595        (121)     (29)       445
  Overdrafts                                    254      0.00%           215      0.00%|        0           0        0          0
  Quickline loans                               122     17.21%           115     17.39%|        1           0        0          1
  Credit card loans                           2,710     40.11%         2,758     35.53%|      (13)         94       (1)        80
Nontaxable loans:                                                                      |
  IRBs                                        2,796     10.41%         3,864      6.31%|      (51)        119      (33)        35
                                            -------                  -------           |    -----       -----    -----      -----
          Total interest-earning assets     495,826      8.45%       446,190      8.12%|    2,884       1,299       94      4,276
                                                                                       |
                                                                                       |
Interest-bearing transaction accts:                                                    |
  NOW/Advantage 50                           51,140      2.05%        53,417      2.06%|      (35)         (3)       0        (38)
Savings accounts:                                                                      |
  Savings                                   131,775      2.32%       144,739      2.36%|     (229)        (44)       4       (269)
  IMMAs                                      24,961      2.16%        29,576      2.17%|      (75)         (2)       1        (76)
Time deposits:                                                                         |
  Christmas/vacation club                     1,129      4.43%         2,696      3.97%|      (47)          9       (5)       (43)
  CD under $100,000                         103,455      4.99%        86,555      3.95%|      499         677      132      1,308
  CD over $100,000 (regular)                 14,570      6.23%         5,674      4.32%|      287          81      128        496
  CD over $100,000 (public funds)            44,487      6.09%        11,327      3.58%|      887         213      624      1,724
  IRAs                                       31,135      4.88%        29,929      4.30%|       39         129        5        173
Short-term borrowings:                                                                 |
  Repurchase agreements                       3,581      5.22%         5,108      3.48%|      (40)         66      (19)         7
  Fed funds purchased                         4,387      6.13%         1,729      4.22%|       84          25       39        148
  Notes payable TT&L                          2,516      5.48%         2,446      3.56%|        2          35        2         39
  Sweep                                      12,707      2.16%        12,267      2.14%|        7           2        0          9
                                            -------                  -------           |    -----       -----    -----      -----
     Total interest-bearing liabilities     425,843      3.73%       385,463      2.91%|    1,379       1,188      911      3,478
                                                                                       |    ------       -----    -----     ------
            Net interest income                          5.25%                    5.60%|    $1,505        $111    ($817)      $798
                                                                                       |    ======       =====    =====     ======

YTD FTE net interest income (current year)            $19,639
YTD FTE net interest income (prior year)               18,841
                                                     ---------
         Change in FTE net interest income               $798
                                                     =========

Presented on a fully taxable-equivalent basis, using year-to-date average balances.

Average Consolidated Balance Sheets, Net Interest Income and Rates

                                          Nine months ended September 30, 1995           Nine months ended September 30, 1994

                                              Average       Interest                       Average       Interest
                                               Daily        (Annual-        Yield/          Daily        (Annual-       Yield/
                                              Balance        ized)           Rate          Balance        ized)          Rate
                                              ----------------------        ------         ----------------------       ------
                                            (In thousands of dollars)                    (In thousands of dollars)

ASSETS
Interest-earning assets
  Loans (including fees)   (1)
   Taxable                                   $327,740        $29,571        9.02%          $304,749      $26,285        8.63%
   Tax-exempt                                   2,796            291 (2)   10.41% (2)         3,864          244 (2)    6.31% (2)
  Investment securities
   Taxable                                     88,334          5,892        6.67%            69,492        4,299        6.19%
   Tax-exempt                                  74,962          6,032 (2)    8.05% (2)        65,942        5,316 (2)    8.06% (2)
  Federal funds sold                            1,994            115        5.77%             2,143           76        3.55%
                                          ------------   ------------                   ------------  -----------
        Total interest-earning assets         495,826         41,901 (2)    8.45% (2)       446,190       36,220 (2)    8.12% (2)

Noninterest-earning assets
  Cash and due from banks                      24,112                                        23,167
  Bank premises and equipment                  10,821                                        10,692
  Other assets                                 13,228                                        12,912
  Less allowance for loan losses               (5,700)                                       (5,428)
                                          ------------                                  ------------
                                               42,461                                        41,343
                                          ------------                                  ------------
                         Total assets        $538,287                                      $487,533
                                          ============                                  ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Interest-bearing transaction accounts       $51,140          1,047        2.05%           $53,417        1,098        2.06%
  Savings                                     156,736          3,600        2.30%           174,315        4,062        2.33%
  Time deposits                               194,776         10,354        5.32%           136,182        5,461        4.01%
  Short-term borrowings                        23,191            869        3.75%            21,549          601        2.79%
                                          ------------   ------------                   ------------  -----------
   Total interest-bearing liabilities         425,843         15,870        3.73%           385,463       11,222        2.91%
                                                         ------------                                 -----------
Noninterest-bearing liabilities
  Demand deposits                              62,742                                        58,052
  Other liabilities                             5,078                                         4,404
Shareholders' equity                           44,624                                        39,614
                Total liabilities and     ------------                                  ------------
                 shareholders' equity        $538,287                                      $487,533
                                          ============                                  ============
Net interest income                                          $26,031                                     $24,998
                                                         ============                                 ===========
Net yield/rate on interest earning assets                                   5.25% (2)                                   5.60% (2)




(1) Nonaccrual loans are included in average loan balance.
(2) Presented on a fully tax equivalent basis using a tax rate of 34%.

NET NONINTEREST EXPENSES   Total net noninterest expense (total noninterest
expense less total noninterest income) has decreased slightly to $12,345,000 for the first nine months of 1995, compared to $12,365,000 the previous year. However, exclusive of net securities gains and losses, net noninterest expenses decreased by $229,000 from the first nine months of last year. During the last quarter of 1994, the Corporation began a project, using the expertise of a national consulting firm, to analyze operating efficiencies and bank pricing and procedures. The benefits from this project are beginning to positively impact the Corporation's results of operations, as reflected in the $46,000 decrease in salaries, wages and benefits in the first nine months of 1995, in spite of the addition of three branches. Occupancy and furniture and equipment costs have increased approximately 11.3 percent or $170,000 compared to last year. However, these increased expenses have been offset by increased income from service charges on deposits, and decreases in administrative expenses.
The provision for loan losses decreased to $180,000 for the first nine months of 1995, compared to $208,000 for the same period last year. This reflects the continuing emphasis on asset quality.

During the third quarter of 1995, the Federal Deposit Insurance Corporation lowered rates on Bank Insurance Fund (BIF) insured deposits from approximately 23 cents per $100 of insured deposits to approximately 4 cents per $100, and refunded part of the premiums banks had paid to insure deposits under the BIF. PREMIERBank & Trust received a refund of $263,000 for its second and third quarter 1995 premiums. This refund was recorded as a reduction of FDIC insurance expense in the third quarter.

LOANS AND ALLOWANCE FOR LOAN LOSSES On January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). Under this accounting standard, the allowance for loan losses includes an evaluation of certain loans that are identified under Statement No. 114 based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans which are collateral dependent. The adoption of this accounting standard had no material effect on the financial position or results of operations of the Corporation. At September 30, 1995, there were no loans that were considered to be impaired under Statement 114. The allowance for loan losses, therefore, included no allocation for such loans.

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

At September 30, 1995, the allowance for loan losses as a percentage of loans was 1.83 percent and 1.76 percent at the same date in 1994. The provision for loan losses was $180,000 in the nine months ended September 30, 1995, and $208,000 for the same period of 1994.

The following table contains information relative to loan loss experience for the nine months ended September 30, 1995, and the year ended December 31, 1994.

                                                                        Nine months ended                      Year ended
                                                                        September 30, 1995                  December 31, 1994
                                                                              ($000)                             ($000)
                                                                        -------------------                 -----------------
Allowance for loan losses at beginning of period                            $5,617                            $5,226
Loans charged off:
   Real estate                                                                   5                                31
   Installment                                                                 372                               296
   Credit card                                                                  61                                61
   Other                                                                                                           5
   Commercial and collateral                                                                                      38
                                                                            ------                            ------
                                                                               442                               431

Recoveries on loans charged off:
   Real estate                                                                 255                                33
   Installment                                                                 219                               245
   Credit card                                                                  35                                32
   Other                                                                         0                                 1
   Commercial and collateral                                                    66                               303
                                                                            ------                            ------
                                                                               575                               614

Net charge-offs (recoveries)                                                  (133)                             (183)
Provision for loan losses                                                      180                               208
                                                                            ------                            ------
Allowance for loan losses at end of period
                                                                            $5,930                            $5,617
                                                                            ======                            ======

Ratio of allowance for loan losses to
   total loans at end of period                                               1.83%                             1.70%
                                                                            ======                            ======

NONPERFORMING LOANS   Nonaccrual loans were comparable to year-end 1994 levels,
and at September 30, 1995, totaled $364,000, compared to $358,000 at December 31, 1994. The category of accruing loans past due 90 days or more totaled $95,000 at September 30, 1995 and $51,000 at December 31, 1994. The balance in the allowance for loan losses was $5,930,000 at September 30, 1995 compared to $5,617,000 at December 31, 1994.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                                            September 30, 1995           December 31, 1994
                                                                                  ($000)                       ($000)
                                                                            ------------------           -----------------
Accruing loans past due 90 days or more as to
  principal or interest:
    Loans secured by real estate                                                  $ 40                       $    3
    Commercial and industrial                                                        0                            0
    Loans to individuals                                                            55                           48
                                                                                  ----                        ----
                                                                                  $ 95                        $  51
                                                                                  ====                        ====
Nonaccrual loans:
    Loans secured by real estate                                                  $221                        $ 358
    Commercial and industrial                                                      143                            0
                                                                                  ----                        ----
                                                                                  $364                        $ 358
                                                                                  ====                        ====


CAPITAL  At September 30, 1995, PREMIERBank and Trust's  risk-based capital ratios based on Federal Reserve Board guidelines were as follows:
         Tier 1 "core" capital to risk-weighted assets              14.10 percent
         Total capital to risk-weighted assets                      15.36 percent
         Tier 1 leverage ratio                                       8.43 percent

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992.

Return on average assets was 1.15 percent for the first nine months of 1995, compared to 1.13 percent for the same period in 1994. Return on average equity was 13.57 percent for the first nine months of 1995, compared to 13.93 percent for the first nine months of 1994.

PART II.         OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

         None.

         Item 6--Exhibits and Reports on Form 8-K

            (a)   Exhibits:
                  27           Financial Data Schedule


            (b) The registrant was not required to file any reports on Form 8-K during the quarter ended September 30, 1995.

COBANCORP INC.
SEPTEMBER 30, 1995




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COBANCORP INC.
                                                 (Registrant)



                                                 Timothy W. Esson
                                                 Executive Vice President and
                                                 Chief Financial Officer


November 13, 1995