Form 10-K
period 1995-12-31
COBANCORP INC
filed 1996-04-01
CIK 745276

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________TO _______________.

COMMISSION FILE NUMBER 0-13166.

                                COBANCORP INC.
  ____________________________________________________________________________

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                    34-1465382
  ___________________________________       ____________________________________
(STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
INCORPORATION OR ORGANIZATION                         IDENTIFICATION NO.)

                124 MIDDLE AVENUE
                  ELYRIA, OHIO                             44035
 _______________________________________    __________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code:  216-329-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X                                 No
                       -----                                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, computed using the closing bid quotation as reported by the Nasdaq National Market System, of the voting stock held by nonaffiliates of the registrant (exclusive of 245,061 shares held by the CoBancorp Inc. Employee Stock Ownership Plan and 256,743 shares held by directors and executive officers of the Corporation) as of January 31, 1996:

 Common Stock, no par value--$59,643,459

The number of shares outstanding of the issuer's classes of common stock as of January 31, 1996:

 Common Stock, no par value--3,447,160 shares

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II.

 Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held May 8, 1996, are incorporated by reference into Part III.


 The index to exhibits in this filing begins on page 27.

                                 COBANCORP INC.

                                FORM 10-K REPORT
                               TABLE OF CONTENTS
 ITEM                                                                                  PAGE
 ----                                                                                  ----
                                          PART I

 1.      BUSINESS .................................................................        4
         Description of Business ..................................................        4
         Competition ..............................................................        5
         Regulation ...............................................................        5
         Examination and Supervision ..............................................        6
         Federal Reserve System ...................................................        7
         Insurance of Deposits ....................................................        7
         Community Reinvestment Act ...............................................        7
         Executive Officers of the Registrant .....................................        8
         Supplemental Financial Data ..............................................        8
 2.      PROPERTIES ...............................................................        9
 3.      LEGAL PROCEEDINGS ........................................................       10
 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................       11

                                           PART II
 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        11
 6.      SELECTED FINANCIAL DATA ..................................................       11
 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS ...............................................................       11
 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............................       26
 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE ...............................................................       26

                                         PART III
 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......................       27
 11.     EXECUTIVE COMPENSATION ...................................................       27
 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...........       27
 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................       27

                                          PART IV
 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..........       27

                                        SIGNATURES
         SIGNATURES ...............................................................       29

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

 As a bank holding company, the Corporation is exclusively engaged and intends to continue to engage in the management of the Bank. The Bank was chartered by the State of Ohio is 1926 and is a member bank of the Federal Reserve System. As of December 31, 1995, the Bank operates twenty-seven (27) banking offices throughout its market area of Lorain County and portions of Cuyahoga, Erie, Richland, Huron, Delaware, Franklin and Crawford Counties. The Bank also operates a loan production office in Franklin County. The Bank has 32 automated teller machines ("ATMs") and is a member of the MAC and Plus ATM networks. As a member bank of the Federal Reserve System, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank is subject to primary regulation by the Federal Reserve and the Ohio Department of Commerce, Division of Banking. The Bank is also subject to regulation by the FDIC. The Corporation's activities as a bank holding company are regulated by the Federal Reserve, and the Corporation's corporate governance is determined by Ohio law.

 The Bank provides commercial and retail banking services to individual, business, institutional and governmental customers. These services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, a credit card system and safe deposit facilities.

 Consistent with formally approved Loan Policy, the Bank offers a variety of commercial loans involving differing characteristics depending on purpose, intent, maturity and collateral; REAL ESTATE LOANS structured to include traditional and nonresidential lending activities; and CONSUMER LOANS designed to meet a multitude of credit needs on both a secured and unsecured basis. As guidance in underwriting criteria for each category of loan referenced above, (commercial, real estate and consumer loans) loan-to-value ratios and lien positions are considered as components to structures and designs. They will vary based on characteristics contained in the respective loan category.

 The Trust Department of the Bank performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

 As of December 31, 1995, in the opinion of management, the Corporation did not have any concentration of loans to similarly situated borrowers. There were no foreseeable losses relating to other interest-earning nonloan assets.

 The Bank is not significantly affected by seasonal activity or large deposits of individual customers. The Bank is not engaged in operations in any foreign country.

 On December 31, 1995, the Corporation and its subsidiary employed approximately 276 full-time and 73 part-time employees. None of the employees is represented by a union or collective bargaining group. Management considers its relations with employees to be satisfactory. Employee benefit programs are considered by management to be competitive with benefits provided by other financial institutions and major employers within the normal operating area.

                                  COMPETITION

 The Bank actively competes with other financial institutions in its market area. Competition for deposits comes principally from other commercial banks, savings and loan associations, credit unions and brokerage house "money market funds" located in its primary market area. The primary factors in competing for deposits are interest rates paid on deposits and convenience of office hours and locations. During periods when money market rates are relatively high, obligations offered by governments, government agencies and other entities seeking funds add significantly to competition for deposits.

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

 The Corporation's cash revenues are derived from dividends paid by the Bank, its subsidiary. These dividends are subject to various legal and regulatory restrictions. Reference is made to Note H of the Registrant's 1995 Annual Report to Shareholders, which is contained in Exhibit 13 of this filing.

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

 The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund (the "BIF"), with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.

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

 The Federal Reserve Board may sanction any insured bank that does not operate in accordance with Federal Reserve Board regulations, policies and directives. Proceedings may be instituted against any insured bank, or any trustee, director, officer or employee of the bank, that engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The Federal Reserve Board may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of or condition imposed by the FDIC.

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

 Effective January 1, 1991, the Federal Reserve Board adopted core capital requirements to be applicable to state member banks and bank holding companies, which require a 3 percent core capital requirement for any institution in the highest regulatory rating ("CAMEL rating") category. All other banking organizations would be required to maintain levels 100 to 200 basis points higher, based on their particular circumstances. As of December 31, 1995, the Corporation and the Bank, respectively, had tier one leverage ratios of 9.05% and 9.02%, which placed each in compliance with applicable core capital requirements.

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

 In March 1989, the Federal Reserve Board adopted a risk-based capital rule which applies to all BIF-insured state-chartered banks that are members of the Federal Reserve System ("state member banks"), such as the Bank. The rule requires state member banks to maintain minimum capital levels based upon a weighting of the assets according to risk. Under the rule, qualifying total risk-based capital equals the sum of Tier I and Tier II capital. Among other items, Tier I capital is generally comprised of common stockholders' equity, non-cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, while Tier II capital generally consists of allowances for loan and lease losses (limited to a percentage of risk-weighted assets) and maturing capital instruments such as cumulative perpetual preferred stock, convertible debt securities and subordinated debt. At least 50 percent of the qualifying total risk-based capital must consist of Tier I capital. Tier I capital is defined as the sum of Tier I capital elements minus all intangible assets other than mortgage servicing rights.

 Once risk-based capital is calculated, the rule then assigns each balance sheet asset held by state member banks to one of four risk categories (0%, 20%, 50% and 100%) based on the amount of credit risk associated with that particular class of assets. For example, cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are assigned a 0% risk weight while qualifying first mortgages on one-to-four-family residential loans are assigned a 50% risk weight. Assets not within a specific risk-based category are assigned to the 100% risk-weight category. Indirect holdings of pools of assets, for example mutual funds, are assigned the highest risk category appropriate to the highest risk-weighted asset that the fund is permitted to hold. Off-balance sheet items are included in risk-weighted assets pursuant to a conversion formula. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. The resulting weighted value from each of the four risk categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of the risk-based capital ratio. The state member bank's risk-based capital ratio is then calculated by dividing its qualifying total risk-based capital base by its risk-weighted assets.

 The rule for calculating risk-based capital ratios took effect in 1989. At the end of 1995, state member banks are required to maintain qualifying total capital equal to 8 percent of their risk-weighted assets and off-balance sheet items. Banks that fail to meet the risk-based capital requirements are required to file a capital plan with the Federal Reserve Board describing the
means and a schedule for achieving the minimum capital requirements.   In
addition, any application that requires the consideration of capital adequacy, such as a branch application, may not be approved by the Federal Reserve Board unless the Federal Reserve Board finds that the bank has a plan to meet the capital requirements within a reasonable period of time. At December 31, 1995, the Bank's total capital-to-risk weighted assets ratio calculated under the risk-based capital requirement was 16.12 percent.

                             FEDERAL RESERVE SYSTEM

 Under Federal Reserve Board regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), and non-personal time deposits. The current reserve requirement for transaction accounts is 3 percent for the first $52 million, and 10 percent of any additional deposits in transaction accounts. Effective December 31, 1990, no reserves must be maintained on time deposits, which include borrowings with original maturities of less than one and one-half years. These amounts and percentages are subject to adjustment by the Federal Reserve Board. Money market deposit accounts are subject to the reserve requirement applicable to time deposits when held by an entity other than a natural person.

                             INSURANCE OF DEPOSITS

 Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), to the legal maximum. Under FIRREA, the deposits of commercial banks continue to be insured to a maximum of $100,000 for each insured depositor.

                           COMMUNITY REINVESTMENT ACT

 Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure will include both a four-unit descriptive rating for all CRA examinations at banks and thrifts after July 1, 1990, using terms such as satisfactory and unsatisfactory, and a written evaluation of each institution's performance. At its most recent CRA performance evaluation, the Bank received an outstanding evaluation of its CRA performance.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                             (AS OF MARCH 1, 1996)
                                                                                                  Executive
                                                                                                   Officer
           Name           Age                               Position                                Since
           ----           ---                               --------                                -----

 John S. Kreighbaum        49      Chairman, President and Chief Executive Officer                  1991

 Timothy W. Esson          46      Executive Vice President and Treasurer                           1980

 James R. Bryden           53      Regional President/North Central District                        1987


 Robert J. Scott           47      Senior Vice President/Director of Investment Management
                                      and Trust Services                                            1993

 Bruce E. Stevens          47      Senior Vice President/Director of Lending                        1993


 Each of the above executive officers of the Corporation has been an officer of the Registrant or its subsidiary, PREMIERBank & Trust, during the past five years, except as follows. Mr. Scott joined the Corporation and the Bank in March 1993. From 1983 until 1993, he was at Mid-State Bank and Trust Company, Altoona, Pennsylvania. Mr. Stevens joined the Corporation and the Bank in June 1992 as Vice President/Commercial Loan Officer, and became Vice President/Director, Commercial Lending in May 1993. Prior to joining CoBancorp Inc. and PREMIERBank & Trust, Mr. Stevens was Senior Vice President, Loan Administration at a local commercial bank from 1974 to 1992.

 There are no family relationships between any of the above executive officers of the Corporation.



                          SUPPLEMENTAL FINANCIAL DATA

 Numeric disclosure regarding the Corporation's business and supplemental financial data concerning the Corporation and the Bank as described below is incorporated herein by reference to the pages of this report set forth opposite each specific caption:

 CAPTION                                                                 PAGE
 -------                                                                 ----
 Return on Equity and Assets                                              12
 Average Consolidated Balance Sheets, Net Interest Income and Rates       13
 Summary of Changes in Net Interest Income                                16
 Loan Portfolio                                                           18
 Loan Maturities and Sensitivity to Changes in Interest Rates             18
 Investment Securities Carrying Value and Yield by Maturity Date          20
 Deposits                                                                 20
 Short-Term Funds                                                         21
 Credit Quality and Experience                                            22

ITEM 2.  PROPERTIES

 The principal office of CoBancorp Inc. and PREMIERBank & Trust is located at 124 Middle Avenue, Elyria, Ohio. At December 31, 1995, the Bank owned 16 of its banking and ATM facilities and leased the other 20 facilities.

 Through the Bank, the Corporation owns and operates a total of 32 ATMs at various branch offices and at eight remote locations and is a member of the MAC Network, which provides its members with regional ATM access, and the Plus System ATM network, which provides its members with international access.

 The following table sets forth certain information regarding the properties of the Corporation and the Bank.

                                                  OWNED OR              MORTGAGE             LEASE
 OFFICE LOCATION                                  LEASED                INDEBTEDNESS         EXPIRATION
 ---------------                                  ------                ------------         ----------
 ELYRIA

      248 North Abbe Road                         Leased                n/a                  March 2008
      230 East Broad Street                       Owned                   0
      124 Middle Avenue                           Owned                   0
      1550 West River Road North                  Owned                   0
     *8703 West Ridge Road                        Leased                n/a                  June 1999
      38473 Chestnut Ridge Road                   Leased                n/a                  November 1997
      1000 North Abbe Road                        Owned                   0
     *Elyria Memorial Hospital
         630 East River Street                    Leased                n/a                  July 1996
      Elyria United Methodist Home
         807 West Avenue                          Leased                n/a                  December 1999
    **400 Clark Street                            Leased                  0


 AMHERST
      160 Cleveland Avenue                        Owned                   0
      938 North Leavitt Road                      Owned                   0


 AVON
      36000 Detroit Road                          Leased                n/a                  May 2011
      36815 Detroit Road                          Leased                n/a                  November 1997

 AVON LAKE

     *33388 Walker Road                           Leased                n/a                  March 1997

 CRESTLINE
      350 North Seltzer Street                    Owned                   0


 DELAWARE
      95 East William Street                      Owned                   0
     *1760 Columbus Pike (Wal-Mart)               Leased                n/a                  March 1999
     *561 W. Central Drive (Grady Memorial
         Hospital)                                Leased                n/a                  May 1998


 GRAFTON
      432 North Main Street                       Owned                   0

 GREENWICH
      13 Main Street                              Owned                   0

                                                  OWNED OR              MORTGAGE             LEASE
 OFFICE LOCATION                                  LEASED                INDEBTEDNESS         EXPIRATION
 ---------------                                  ------                ------------         ----------
 HURON
      410 Cleveland Road East                     Leased                n/a                  May 1997

 LORAIN
      3903 Pearl Avenue                           Leased                n/a                  November 2000


 NORTH RIDGEVILLE
      38659 Center Ridge Road                     Owned                   0
      34210 Center Ridge Road                     Owned                   0

 NORTH OLMSTED
      4700 Great Northern Boulevard               Leased                n/a                  June 2001

 OBERLIN
      49 South Main Street                        Owned                   0
     *Oberlin College (Wilder Hall)               Leased                n/a                  monthly
     *291 South Main Street (Station Square)      Leased                n/a                  March 1999
      15181 State Route 58 (Lorain Co.  JVS)      Leased                n/a                  December 1999

 SHEFFIELD LAKE
      4100 Ivanhoe Drive                          Leased                n/a                  monthly

 SHILOH
      23 West Main Street                         Owned                   0

 VERMILION
      4530 Liberty Avenue                         Owned                   0

 WESTLAKE
      801 Crocker Road                            Owned                   0

 WORTHINGTON
      100 East Campus View Boulevard***           Leased                n/a                  October 1996
      2182 West Dublin-Granville Road             Leased                n/a                  April 1997

*   Remote ATM only
**  Remote ATM located on premises of local manufacturing company
*** Loan Production Office only


ITEM 3.  LEGAL PROCEEDINGS

    There is no pending litigation of a material nature in which the Corporation or the Bank is involved at December 31, 1995, and no such legal proceeding was terminated during the fourth quarter of 1995. Furthermore, there is no material proceeding in which any director, officer, or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Corporation or the Bank.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    Reference is made to the table "Market and Dividend Information" which is contained in the Registrant's 1995 Annual Report to Shareholders, included in this filing in Exhibit 13 and incorporated herein by reference, for information concerning the principal market for Registrant's Common Stock, market prices, number of shareholders and dividends. Reference is made to Note H to the Consolidated Financial Statements which is contained in the Registrant's 1995 Annual Report to Shareholders, for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to the table entitled "Consolidated Financial Highlights," contained in the Registrant's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CoBancorp Inc. is a one-bank holding company with total consolidated assets at year-end 1995 of $530 million. Its subsidiary, PREMIERBank & Trust, maintains offices in Lorain County, as well as Cuyahoga, Erie, Huron, Richland, Delaware, Crawford and Franklin Counties.

    This section of the report provides a narrative discussion and analysis of the consolidated financial condition and results of operations of CoBancorp Inc. and PREMIERBank & Trust for the past three years. The supplemental financial data included in this section should be read in conjunction with the consolidated financial statements and related disclosures included in the Registrant's 1995 Annual Report to Shareholders, presented as Exhibit 13 of this filing, which are incorporated herein by reference. All shares outstanding and per share data have been adjusted for a three percent stock dividend in 1995, four-for-three stock splits in 1994 and 1993, a four percent stock dividend in 1992 and a three percent stock dividend in 1991.

                              PERFORMANCE OVERVIEW

    Net income for 1995 was $6,402,000, or $1.86 per share, compared to $5,686,000, or $1.68 per share in 1994, and $5,281,000, or $1.56 per share in
1993. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets (ROA). ROE is the ratio of income earned to average shareholders' equity. ROE for 1995 was 14.0 percent, compared to 14.3 percent in 1994 and 14.6 percent in 1993. ROA measures how effectively a corporation uses its assets to produce earnings. For 1995, return on average assets was 1.20 percent. ROA was 1.15 percent in 1994 and
1.10 percent in 1993. ROE and ROA have been positively impacted by an upward trend in the net interest margin.

    The following table sets forth operating and capital ratios of the Corporation.

                          RETURN ON EQUITY AND ASSETS
                                                                     DECEMBER 31
                                                                     -----------
                                                    1995                 1994                1993
                                                    ----                 ----                ----
 Return on average assets                           1.20%                1.15%               1.10%
 Return on average equity                          13.98                14.28               14.60
 Dividend payout ratio                             31.28                30.70               25.52
 Ratio of average equity to average assets          8.56                 8.06                7.53

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

    The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis grew to $26,199,000 in 1995, from $25,756,000 in 1994 and $23,713,000 in 1993. Reference is made to the "Summary of Changes in Net Interest Income" on page 16 of this report for a detailed analysis of factors affecting this trend in net interest income. Net interest margin, which is net interest income divided by average earning assets, was 5.31 percent in 1995 compared with 5.70 percent in 1994 and 5.39 percent for 1993.

    Average earning assets, as a percentage of total average assets, increased to 91.8 percent this year compared to 91.4 percent in 1994 and 91.7 percent in 1993.

    The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following tables.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                        1995
                                         AVERAGE
                                          DAILY                     YIELD/
                                         BALANCE      INTEREST       RATE
                                         -------      --------       ----
Assets
     Interest-earning assets:
        Loans (including fees)
             Taxable                    $325,524       $29,670       9.11%
             Tax-exempt                    2,756           289      10.49%
        Investment securities
             Taxable                      85,486         5,789       6.77%
             Tax-exempt                   75,338         6,080       8.07%
        Federal funds sold and other
          short-term funds                 2,837           166       5.93%
                                         -------        ------
             Total interest-earning      491,941        41,994       8.54%
                assets
     Noninterest-earning assets:
        Cash and due from banks           23,808
        Bank premises and equipment       11,013
        Other assets                      14,601
        Less allowance for loan losses    (5,756)
                                        ---------
                                          43,666
                                        ---------
             Total assets               $535,607
                                        =========

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
         Interest-bearing transaction
            accounts                     $51,056         1,044       2.05%
         Savings                         153,721         3,529       2.30%
         Time deposits                   193,854        10,390       5.36%
         Short-term borrowings            23,144           832       3.59%
                                         -------        ------
             Total interest-bearing
                liabilities              421,775        15,795       3.75%
                                                        ------
     Noninterest-bearing liabilities:
        Demand deposits                   63,613
        Other liabilities                  4,419
        Shareholders' equity              45,800
                                         -------
             Total liabilities and
                shareholders' equity    $535,607
                                        ========
Net interest income                                    $26,199
                                                       =======
Net yield/rate on interest-earning                                   5.31%
   assets                                                            =====


Notes: Nonaccrual loans are included in average loan balances.
       Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1995, 1994 and 1993.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                        1994
                                         AVERAGE
                                          DAILY                     YIELD/
                                         BALANCE      INTEREST       RATE
                                         -------      --------       ----
Assets
     Interest-earning assets:
        Loans (including fees)
             Taxable                    $308,853       $27,108       8.78%
             Tax-exempt                    3,768           244       6.48%
        Investment securities
             Taxable                      69,585         4,406       6.33%
             Tax-exempt                   67,368         5,425       8.05%
        Federal funds sold and other
          short-term funds                 2,439           101       4.14%
                                         -------        ------
             Total interest-earning      452,013        37,284       8.25%
                assets

     Noninterest-earning assets:
        Cash and due from banks           23,706
        Bank premises and equipment       10,676
        Other assets                      13,422
        Less allowance for loan losses    (5,481)
                                        ---------
                                          42,323
                                        =========
             Total assets               $494,336
                                        =========

Liabilities and Shareholders' Equity


     Interest-bearing liabilities:
         Interest-bearing transaction
            accounts                     $53,760         1,104       2.05%
         Savings                         174,097         4,044       2.32%
         Time deposits                   140,050         5,743       4.10%
         Short-term borrowings            22,350           637       2.85%
                                         -------        ------
             Total interest-bearing
                liabilities              390,257        11,528       2.95%
                                                        ------
     Noninterest-bearing liabilities:
        Demand deposits                   59,674
        Other liabilities                  4,586
        Shareholders' equity              39,819
                                        --------
             Total liabilities and
                shareholders' equity    $494,336
Net interest income                     ========       $25,756
                                                       =======
Net yield/rate on interest-earning                                   5.70%
   assets                                                            =====


Notes:  Nonaccrual loans are included in average loan balances.
        Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1995, 1994 and 1993.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                        1993
                                         AVERAGE
                                          DAILY                     YIELD/
                                         BALANCE      INTEREST       RATE
                                         -------      --------       ----
Assets
     Interest-earning assets
         Loans (including fees)
             Taxable                    $255,726       $23,383       9.14%
             Tax-exempt                    4,280           265       6.19%
         Investment securities
             Taxable                     123,028         8,099       6.58%
             Tax-exempt                   51,630         4,420       8.56%
         Federal funds sold and            5,297           155       2.93%
            other short-term funds      --------       -------
             Total interest-earning      439,961        36,322       8.26%
                  assets

     Noninterest-earning assets:
        Cash and due from banks           23,596
        Bank premises and equipment        9,270
        Other assets                      12,557
        Less allowance for loan losses    (5,481)
                                        ---------
             Total assets               $479,903
                                        =========

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
        Interest-bearing transaction     $55,606         1,337       2.40%
           accounts
         Savings                         164,593         4,570       2.78%
         Time deposits                   141,872         6,064       4.27%
         Short-term funds                 24,721           638       2.58%
                                         -------        ------
           Total interest-bearing
              liabilities                386,792        12,609       3.26%
                                                        ------
     Noninterest-bearing liabilities:
        Demand deposits                   51,983
        Other liabilities                  4,971
        Shareholders' equity              36,157
                                        --------
           Total liabilities and
              shareholders' equity      $479,903
                                        ========
Net interest income                                    $23,713
Net yield/rate on interest-earning                     =======       5.39%
   assets                                                            =====

Notes:  Nonaccrual loans are included in average loan balances.
        Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1995, 1994 and 1993.

    The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

                   SUMMARY OF CHANGES IN NET INTEREST INCOME
                                                1995 VS. 1994                           1994 VS. 1993
                                       INCREASE (DECREASE) DUE TO (1)           INCREASE (DECREASE) DUE TO (1)
                                      ---------------------------------         ------------------------------
                                      VOLUME          RATE          NET          VOLUME       RATE      NET
                                      ------          ----          ---          ------       ----      ---
                                                                 (IN THOUSANDS OF DOLLARS)
Interest income:
     Loans, net of unearned
        income (2)                    $1,492         $1,116       $2,608        $4,652        $(946)       $3,706
     Taxable investment
        securities                     1,098            285        1,383        (3,518)        (175)       (3,693)
     Nontaxable investment
        securities                       642             13          655         1,347         (342)        1,005
     Federal funds sold                   17             47           64           (84)          30           (54)
                                      ------         -------       ------        ------        -----        ------
              Total interest-earning
                assets                 3,249          1,461        4,710         2,397       (1,433)          964

Interest expense:
     Interest-bearing transaction
        accounts                          56              4           60            47          186           233
     Savings                             470             45          515          (281)         807           526
     Time deposits                    (2,207)        (2,440)      (4,647)          121          200           321
     Short-term funds                    (43)          (152)        (195)           64          (63)            1
                                      ------         -------       ------        ------        -----        ------
              Total interest-bearing
                liabilities           (1,724)         (2,543)      (4,267)          (49)       1,130         1,081
                                      ------         -------       ------        ------        -----        ------
Change in net interest income         $1,525         $(1,082)        $443        $2,348        $(303)       $2,045
                                      ======         =======       ======        ======        =====        ======

(1) Changes in interest income not arising solely from rate or volume variances are included in rate variances.
(2)   Nonaccrual loans are included in average loan balances.

PROVISION FOR LOAN LOSSES

    The total provision for loan and real estate losses was $180,000 in 1995, $208,000 in 1994 and $920,000 in 1993. Additional discussion regarding the provision for loan losses and the allowance for loan losses is contained in this report in the section entitled "Credit Quality and Experience" on page 22.

NONINTEREST INCOME

    Total noninterest income of $4,720,000 for 1995 increased $309,000, or 7.0 percent, when compared to 1994. This follows a decrease of 1.3 percent during 1994 and an increase of 10.5 during 1993. Service charges on deposit accounts represented $174,000 of the growth in 1995. This was the direct result of a comprehensive review of service charges completed in early 1995. Income from trust activities has continued to increase each year. Total assets managed by the Trust Department aggregated $204.0 million, $181.3 million and $220.0 million at December 31, 1995, 1994 and 1993, respectively. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in gains of $284,000, $454,000 and $665,000 in 1995, 1994 and 1993, respectively.

NONINTEREST EXPENSES

    The Corporation and the Bank have focused efforts on cost efficiency during the last three years. In early 1995, a comprehensive program was begun to review and challenge staffing levels in the organization, with the objective of ensuring optimal levels of customer service by staffing based on customers' banking patterns. Full-time equivalent staff was 313 at December 31, 1995, compared to 328 and 319 at the same dates in 1994 and 1993. Total salaries and wages were level in 1995 compared with 1994. However, the cost of employee benefits increased $229,000 in 1995, due primarily to pension and Employee Stock Ownership Plan costs. The increase in salaries, wages and benefits in 1994 when compared to 1993 was due primarily to wage and benefit cost increases and increases in the number of employees due to branch acquisitions. FDIC insurance expense decreased significantly in 1995, to $560,000 from $966,000 in 1994. In September 1995, the Federal Deposit Insurance Corporation (FDIC) reduced the annual premium from $0.23 per $100 of insured deposits to approximately $0.04 per $100 deposits insured in the Bank Insurance Fund (BIF). In December 1995, the FDIC lowered the rate for BIF insured deposits to zero. The Bank also has approximately $37 million of deposits acquired from Savings and Loan institutions which are insured by the FDIC in the Savings Association Insurance Fund (SAIF). These deposits continue to be assessed at $0.23 per $100 per year. Additionally, Congress is considering a special one-time assessment on SAIF deposits.

INCOME TAXES

    The Corporation employs various strategies in investments and loans to maximize after-tax profits. This ongoing process considers the levels of tax-exempt securities and loans, investment securities gains or losses and allowable loan loss deductions. The Corporation's effective income tax rate (income tax expense divided by income before income taxes) was 14.8% in 1995, compared to 18.1% in 1994 and 17.2% in 1993. The effective tax rate is lower than the statutory rate primarily due to the effect of income on tax-exempt securities and loans. The income tax provision was $1,112,000 in 1995, compared with $1,256,000 in 1994 and $1,100,000 in 1993. For the year ended December 31, 1995, no valuation allowance is required on any of the deferred tax assets recorded due primarily to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.

                              FINANCIAL CONDITION

    The consolidated financial condition of the Corporation and the Bank as of December 31, 1995 and 1994 is presented in the comparative balance sheets contained in Exhibit 13 of this filing and is incorporated herein by reference. The following discussions address key elements of financial condition, including earning assets, the source of funds supporting earnings assets, credit quality and experience, asset and liability management and capital adequacy.

                                 EARNING ASSETS

LOANS

    Loans comprise the majority of the Corporation's earning assets, representing 66.8 percent of average earning assets in 1995, and 69.2 percent in 1994. At year-end 1995, total loans were $320,509,000 which was a decrease of $9,624,000 or 2.9% from $330,133,000 at year-end 1994.

    The largest asset category in the loan portfolio was real estate mortgage loans, which comprised 43.3 percent of total loans at the end of 1995. Commercial and collateral loans totaled 43.0 percent of the portfolio and installment loans comprised 12.8 percent of the portfolio. All other loans were 0.9 percent of the portfolio. In 1994, real estate mortgages were 46.2 percent of the loan portfolio, commercial and collateral loans were 41.3 percent, installment loans were 11.6 percent and other loans were 0.9 percent.

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

    Loans by major category at the end of the last five years were as follows (in thousands of dollars):

                                 LOAN PORTFOLIO
                                                                     DECEMBER 31
                                                                     -----------
                                           1995           1994          1993           1992          1991
                                       ---------      ---------     ---------      ----------    -----------
Real estate                            $138,664       $152,695      $132,589         $99,761        $81,368
Installment                              41,155         38,364        31,229          34,145         44,465
Commercial and collateral               137,702        136,187       122,699         109,169         93,694
All other                                 2,988          2,887         2,932           3,330          3,768
                                       ---------      ---------     ---------      ----------    -----------
Total (net of unearned income)         $320,509       $330,133      $289,449        $246,405       $223,295
                                       =========      =========     =========      ==========    ===========

    The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics of the portfolio and the future profitability of the portfolio. Loans at December 31, 1995, reported at maturity for fixed rate loans, and earliest repricing opportunity for variable rate loans, are as follows (in thousands of dollars):

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


                                            WITHIN              1-5              AFTER
                                            1 YEAR             YEARS            5 YEARS           TOTAL
                                            ------             -----            -------           -----
 Real estate                               $28,331           $39,599           $70,734          $138,664
 Installment                                 2,239            31,968             6,948            41,155
 Commercial and collateral                 127,624             7,474             2,604           137,702
 All other                                       0             2,988                 0             2,988
                                         ---------          --------         ----------        ---------
                                          $158,194           $82,029           $80,286          $320,509
                                         =========          ========          =========        =========

    Of the loans due after one year, approximately $38,474,000 have variable interest rates, and $123,841,000 have fixed interest rates.

INVESTMENT SECURITIES

    The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions, and certain other investments. The quality of obligations of states and political subdivisions will be A, AA, or AAA, the majority of which will be AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of our service area, we may purchase certain unrated bonds of local schools, townships and municipalities, provided they are of reasonable credit risk.

    The investment portfolio represented 32.7 percent of average earning assets in 1995 and 30.3 percent in 1994. The tax-equivalent yield on the entire portfolio was 7.17, 7.18 and 7.17 percent in 1995, 1994 and 1993, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest rate sensitivity management. In addition, the investment portfolio serves as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic and financial trends.

    On December 31, 1993, the Corporation adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Adoption did not have a material effect on results of operations and prior years' financial statements were not restated. In anticipation of the adoption of FASB Statement No. 115, securities netting to $87,275,000 (adjusted cost basis) were reclassified between the held-to-maturity and available-for-sale portfolios in 1993. In accordance with Statement No. 115, securities available-for-sale are recorded at market value and at December 31, 1995 and 1994, respectively, the unrealized gain (loss) of $1,315,000 and $(2,913,000) (net of tax) is included in shareholders' equity.

    As discussed in Note C of the Registrant's 1995 Annual Report to Shareholders, in accordance with the Financial Accounting Standards Board's special report issued on November 15, 1995, the Corporation reclassified $48,706,000 of securities from the held-to-maturity to the available-for-sale category in a single transaction in December 1995. This reclassification will permit added flexibility in the management of interest rate sensitivity, investment returns, asset allocation and liquidity.

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

    Summary information with respect to the securities portfolio at December 31 follows (in thousands of dollars):

                                                1995                                  1994            1993
                                       Held to       Available         1995         Carrying       Carrying
                                      Maturity        for Sale        Yield           Value          Value
                                    -----------     ------------   -----------    ------------   ------------
U.S. Treasury and other
     U.S. Government agencies
         Under 1 year                     $0             $18,937        6.97%          $14,193         $4,134
         1 to 5 years                      0              11,705        6.44%           18,539         17,943
         5 to 10 years                     0               1,009        7.43%                0              0
                                    -----------     ------------                  ------------   ------------
             Total                         0              31,651        6.79%           32,732         22,077

States of the U.S. and political
     subdivisions
         Under 1 year                  2,927                   0         5.62%           3,803          3,006
         1 to 5 years                 24,292               9,824         5.44%          26,701         23,219
         5 to 10 years                 2,729              38,970         5.21%          42,469         35,780
         Over 10 years                     0               1,133         5.77%             823          1,727
                                    -----------     ------------                  ------------   ------------
             Total                    29,948              49,927         5.33%          73,796         63,732

Collateralized mortgage-backed
     securities
         Under 1 year                      0              10,883         6.96%           9,225         35,062
         1 to 5 years                      0              16,857         6.24%          10,980         31,118
         5 to 10 years                     0              16,826         5.48%          19,897              0
         Over 10 years                     0               1,010         8.38%           1,918            506
                                    -----------     ------------                  ------------   ------------
             Total                         0              45,576         6.18%          42,020         66,686

Other
         Over 10 years                     0                   0                         1,260            439
Total                                $29,948            $127,154                      $149,808       $152,934
                                    ===========     ============                  ============   ============

    The yield at December 31, 1995, was the combined rate for the held-to-maturity and available-for-sale securities portfolios.

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

FEDERAL FUNDS SOLD

    Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1995, 1994 and 1993, these funds represented approximately 0.4 percent, 0.5 percent and 1.2 percent, respectively, of average earnings assets.

                                SOURCES OF FUNDS

DEPOSITS

    The Corporation's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest-bearing and noninterest-bearing core deposits, excluding certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, money market and other time deposit accounts, decreased by 7.7 percent in 1995 to 87.8 percent of average deposits as compared to an increase of 1.0 percent in 1994 and 13.4 percent in 1993.

    The following table presents the average amount of and the average rate paid on each of the following deposit categories (dollar amounts in thousands).

                                AVERAGE DEPOSITS

                                                                      YEARS ENDED DECEMBER 31
                                                                      -----------------------

                                                             1995             1994             1993
                                                        ----------        ---------        ---------
 AMOUNT
 ------
Noninterest-bearing demand deposits                       $ 63,613         $ 59,674         $ 51,983
Interest bearing transaction accounts                       51,056           53,760           55,606
Savings deposits                                           153,721          174,097          164,593
Time deposits                                              193,854          140,050          141,872
                                                          --------         --------         --------
                                                          $462,244         $427,581         $414,054
                                                          ========         ========         ========

AVERAGE RATE FOR THE YEAR
- -------------------------
Interest bearing transaction accounts                       2.05%             2.05%             2.40%
Savings deposits                                            2.30%             2.32%             2.78%
Time deposits                                               5.36%             4.10%             4.27%

    The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1995, was (in thousands of dollars):

                     CERTIFICATES OF DEPOSIT OVER $100,000

Three months or less                        $32,123
Over three through six months                 5,709
Over six through twelve months                2,608
Over twelve months                            2,402
                                            -------
                                            $42,842
                                            =======

    There were four other time deposits of $100,000 or more at December 31, 1995, which will mature in 1996 through 1997.

SHORT-TERM FUNDS

    Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased and notes payable TT&L. During 1995, these funds represented 4.7 percent of average earning assets, compared to 4.5 percent in 1994 and 5.0 percent in 1993.

    The Corporation enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability.

    The following table presents information related to short-term funds (in thousands of dollars).


                               SHORT-TERM FUNDS
                                                                              DECEMBER 31
                                                                              -----------
                                                            1995                 1994                 1993
                                                            ----                 ----                 ----
Balance at December 31                                    $22,454              $21,357              $20,245
Maximum outstanding at any month-end                       30,013               33,049               32,322
Average amount outstanding                                 23,144               22,350               24,721
Weighted average interest rate                               3.59%                2.85%                2.58%
Weighted rate at December 31                                 2.80%                2.18%                2.75%

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

    Nonperforming loans include loans accounted for on a nonaccrual basis, as well as accruing loans which are contractually past due 90 days or more as to principal or interest payments. Total nonperforming assets (including other real estate owned) at December 31, 1995, were $965,000, compared to $458,000 at December 31, 1994 and $2,090,000 at December 31, 1993. Total nonperforming loans as a percentage of total loans were 0.30 percent at December 31, 1995, compared to 0.14 percent at December 31, 1994 and 0.72 percent at December 31, 1993.

    The following table summarizes nonaccrual, past due and restructured loans (in thousands of dollars).

                                                                               DECEMBER 31
                                                                               -----------
                                                          1995        1994         1993        1992         1991
                                                          ----        ----         ----        ----         ----
 Accruing loans past due
      90 days or more as to principal or interest:
      Loans secured by real estate                       $  35      $    3       $     58    $       0       $214
      Loans to individuals                                  71          48             57          108         81
      Commercial and industrial loans                        0           0             26            0          0
      All other                                              0           0              0            0        730
                                                         -----       -----          -----     --------     ------
                                                          $106       $  51        $   141      $   108     $1,025
                                                           ===        ====         ======       ======      =====
 Nonaccrual loans:
      Loans secured by real estate                        $783        $358        $   518      $   866     $2,371
      Commercial and collateral                             76           0             77          761      1,196
      All other                                              0           0            723          805        120
                                                         -----       -----         ------       ------     ------
                                                          $859        $358         $1,318       $2,432     $3,687
                                                           ===         ===          =====        =====      =====

    The effect of nonaccrual loans, on a fully taxable-equivalent basis, for the year ended December 31 was as follows (in thousands of dollars):

                                                                             YEAR ENDED
                                                                         DECEMBER 31, 1995
                                                                         -----------------

      Interest income that would have been recorded under original terms       $ 77
      Interest income recorded during the period                                 51
                                                                               ----
      Net reduction in interest income                                         $ 26
                                                                                ===


    Except for installment and credit card loans, loans on which interest and/or principal is 90 days or more past due are placed on nonaccrual status and any previously accrued but uncollected interest is reversed. Such loans remain on a cash basis for recognition of income until both interest and principal are current. Installment and credit card loans past due greater than 120 days will be charged off and previously accrued but uncollected interest is reversed.

    As discussed in Note D in the Registrant's 1995 Annual Report to Shareholders, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118 effective January 1, 1995. As of December 31, 1995, there were no loans outstanding which met the Standards' definition of an impaired loan.


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

    Potential problem loans are those loans which are on the Corporation's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Periodically, and at a minimum monthly, this "watch list" is reviewed and adjusted for changing conditions. As of December 31, 1995, there were loans with principal balances of approximately $2.8 million on the watch list, none of which were classified as "doubtful" or "loss."

    The following table contains information relative to loan loss experience for each of the five years in the period ended December 31, 1995 (in thousands of dollars).

                                              1995         1994          1993         1992          1991
                                              ----         ----          ----         ----          ----
Allowance for loan losses at beginning
   of year                                   $5,617       $5,226        $5,215       $4,099       $4,644
Loans charged off:
     Real estate                                  2           31           198           17           35
     Installment                                510          297           471          866        1,300
     Credit card                                 85           61            91          128           71
     Other                                        4            5             2            1           42
     Commercial and collateral                   27           38         1,384        1,838        2,839
                                              -----        -----         -----       ------       ------
                                                628          432         2,146        2,850        4,287
Recoveries on loans charged off:
     Real estate                                  3           33            51            2
     Installment                                318          246           330          555          795
     Credit card                                 16           32            16           12            9
     Other                                        2            1            12                        24
     Commercial and collateral                  342          303           928          597          414
                                              -----        -----         -----       ------       ------
                                                681          615         1,337        1,166        1,242
                                              -----        -----         -----       ------       ------
Net (recoveries) charge-offs                    (53)        (183)          809        1,684        3,045
Provision for loan losses                       180          208           820        2,800        2,500
                                              -----        -----         -----       ------       ------
Allowance for loan losses at end of year     $5,850       $5,617        $5,226       $5,215       $4,099
Ratio of net (recoveries) charge-offs
   during the year to average loans
   outstanding during the year               (.02)%       (.06)%          .31%         .72%        1.32%
                                             ======       ======         =====       ======       ======
Ratio of allowance for loan losses to
   total loans at December 31                 1.82%        1.70%         1.81%        2.12%        1.84%
                                             ======       ======         =====       ======       ======

Additionally, $100,000 was provided in 1993 for possible losses on other real estate owned.

    The following table shows an allocation of the allowance for loan losses at December 31 for each of the loan categories (dollar amounts in thousands).

                                                                                 PERCENT OF LOANS IN EACH
                                         AMOUNT                                  CATEGORY TO TOTAL LOANS
                       ------------------------------------------      ------------------------------------------
                       1995      1994     1993      1992     1991      1995     1994      1993     1992      1991
                       ----      ----     ----      ----     ----      ----     ----      ----     ----      ----
 Real estate           $337      $400     $406      $205     $166       43%      46%       46%      41%       36%
 Installment          1,480     1,204      732       511      503       13%      12%       11%      14%       20%
 Commercial and
    collateral        2,741     2,749    2,270     2,761    3,210       43%      41%       42%      44%       42%
 All other              327       190      124       180       86        1%       1%        1%       1%        2%
 Unallocated            965     1,074    1,694     1,558      134      n/a      n/a       n/a      n/a       n/a
                      ------    -----    -----     -----   ------      ---      ---       ---      ---       ---
                     $5,850    $5,617   $5,226    $5,215   $4,099      100%     100%      100%     100%      100%
                      =====     =====    =====     =====    =====      ===      ===       ===      ===       ===

                             ASSET AND LIABILITY MANAGEMENT AND CAPITAL ADEQUACY

INTEREST RATE SENSITIVITY

    Balance sheet structure and interest rate changes play important roles in the growth of net interest income. PREMIERBank & Trust's Asset/Liability Committee manages the overall interest rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and maintain a consistent net interest margin. Refer to the following tables for additional information regarding interest rate sensitivity:

                                  CAPTION                                                   PAGE
      Loan Maturities and Sensitivity to Changes in Interest Rates                           18
      Investment Securities Yield by Maturity Date                                           20
      Certificates of Deposit Over $100,000                                                  21


LIQUIDITY

    Liquidity management ensures that funds are available to meet the cash flow needs of borrowers, depositors and the Corporation. Funds for short-term liquidity are provided through maturing securities, the Bank's extensive core deposit base, repayments received on loans and the acquisition of new deposits. The Bank also has access to short-term borrowings, if needed, through arrangements with several of its correspondent banks. Additionally, long-term funding needs can be met, if required, through the issuance of common stock. The Corporation's liquidity is considered by management to be adequate to meet current and projected levels of need.

CAPITAL ADEQUACY

    Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain capital growth over time and to absorb losses on risk assets. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise. Shareholders' equity at December 31, 1995, was $50.7 million, or $14.70 per share, compared with $41.0 million or $12.02 per share at December 31, 1994 and $39.7 million or $11.80 per share at December 31, 1993. At December 31, 1995, the Corporation's leverage ratio was 9.05 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were 14.87 percent for Tier 1, or "core" capital, and 16.12 percent for total qualifying capital.

These ratios substantially exceed the Federal Reserve Board's capital guidelines for well-capitalized institutions, which are 6.00 percent for Tier 1 capital, 10.00 percent for total qualifying capital, and 5.00 percent for leverage ratio. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

    The Corporation in not aware of any recommendations by the regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital, resources or results of operation.

    For additional discussion, see "Examination and Supervision," on pages 6 through 7 of this report.

                      COMMON STOCK AND RELATED MARKET DATA

COMMON STOCK

    Reference is made to the table "Market and Dividend Information" which is included in the Registrant's 1995 Annual Report to Shareholders, contained in this filing as Exhibit 13, which is incorporated herein by reference.

DIVIDENDS

    CoBancorp Inc.'s dividend policy balances shareholders' return with the need to retain an adequate capital level to support future growth opportunities. Dividend payout has ranged from 25.4 to 31.3 percent of earnings over the last five years. Dividends declared in 1995 were $0.58 per share, compared to the $0.51 of dividends declared in 1994. Dividends for 1993 were $0.40 per share.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the consolidated financial statements and related notes in the Registrant's 1995 Annual Report to Shareholders, included in this filing as Exhibit 13, and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the Corporation's Proxy Statement dated April 8, 1996, and to information on page 8 of Part I of this report, for the information required by Items 10 through 13, and which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Schedules

The following consolidated financial statements appear in the Registrant's 1995 Annual Report to Shareholders, which financial statements are included in this filing as Exhibit 13, and are incorporated herein by reference:

    Consolidated Balance Sheets at December 31, 1995 and 1994
    Consolidated Statements of Income for the Years Ended December 31, 1995,
       1994 and 1993
    Consolidated Statements of Cash Flows for the Years Ended December 31,
       1995, 1994 and 1993
    Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1995, 1994 and 1993
    Notes to Consolidated Financial Statements
    Report of Independent Auditors
    Quarterly Financial Information

Schedules I and II are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) LISTING OF EXHIBITS

    REG. S-K
     EXHIBIT                                                                                              PAGE
     NUMBER      EXHIBIT                                                                                 HEREOF
     ------      -------                                                                                 ------
        3        Second Amended and Restated Articles of Incorporation and Code of Regulations
                 of CoBancorp Inc., (filed as Exhibit 3 to the Form 10-Q of the  Registrant               N/A
                 for the Quarter ended June 30, 1995, and incorporated herein by reference)
       10a       Executive Supplemental Income Agreement (filed as Exhibit 10 to the Form 10-K of         N/A
                 the Registrant for the year ended December 31, 1985, incorporated herein by reference)
       10b       Directors Deferred Income Plan (filed as Exhibit 10b to the Form 10-K of the             N/A
                 Registrant for the year ended December 31, 1986, incorporated herein by reference)
       10d       Employment Agreement Among LCB Bancorp, Inc., Lorain County Bank and                     N/A
                 John S. Kreighbaum (filed as Exhibit 10d to the Form 10-K of the Registrant for the
                 year ended December 31, 1990, incorporated herein by reference)

    REG. S-K
     EXHIBIT                                                                                              PAGE
     NUMBER      EXHIBIT                                                                                 HEREOF
     ------      -------                                                                                 ------
       10e       Consulting Agreement Among LCB Bancorp, Inc., Lorain County Bank and                     N/A
                 Robert T. Bowman (filed as Exhibit 10e to the Form 10-K of the Registrant for the
                 year ended December 31, 1991, and incorporated herein by reference)
       10i       Amendment Dated February 1, 1992, to the Consulting Agreement Among LCB Bancorp,         N/A
                 Inc., Lorain County Bank and Robert T. Bowman (filed as Exhibit 10i to the Form 10-
                 K of the Registrant for the year ended December 31, 1992, and incorporated herein by reference)
       10j       Amendment Dated December 3, 1992, to the Consulting Agreement Among                      N/A
                 CoBancorp Inc., Lorain County Bank and Robert T. Bowman (filed as Exhibit 10j to the Form 10-K of the Registrant for the year ended December 31, 1992, and incorporated herein by reference)
       10k       LCB Bancorp, Inc. 1992 Long-Term Incentive Plan (filed as Exhibit 10k to the Form        N/A
                 10-K of the Registrant for the year ended December 31, 1992, and incorporated herein by reference)
       10l       Employment Agreement Dated December 31, 1993, Among CoBancorp Inc., PREMIERBank &        N/A
                 Trust and Timothy W. Esson (filed as Exhibit 10l to the Form 10-K of the Registrant for the year ended December 31, 1993, and incorporated herein by reference)
       10m       Amendment Dated February 1, 1994, to the Consulting Agreement Among CoBancorp Inc.,      N/A
                 PREMIERBank & Trust and Robert T. Bowman (filed as Exhibit 10m to the Form 10-K of the Registrant for the year ended December 31, 1993, and incorporated herein by reference)
       10n       Amendment Dated December 15, 1994, to the Consulting Agreement Among CoBancorp           N/A
                 Inc., PREMIERBank & Trust and Robert T. Bowman (filed as Exhibit 10n to the Form
                 10-K of the Registrant for the year ended December 31, 1994, and incorporated herein by reference)
       10o       Agreement for Information Technology Services Between Electronic Data Systems
                 Corporation and CoBancorp, Inc., dated February 15, 1995,  with Addenda
       13        1995 Annual Report to Shareholders

       21        Subsidiaries of the Registrant


       23        Consent of Independent Auditors

       27        Financial Data Schedule


(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed in the last quarter of the Registrant's latest fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CoBancorp Inc.

Date:  March 29, 1996            By:      Timothy W. Esson
                                          Executive Vice President & Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 SIGNATURE                             CAPACITY WITH REGISTRANT              DATE
 ---------                             ------------------------              ----
 John S. Kreighbaum                    Chairman, President and Chief         March 29, 1996
                                          Executive Officer, Director

 Timothy W. Esson                      Executive Vice President              March 29, 1996
                                        and Treasurer, Director

 Theodore S. Altfeld                   Director                              March 29, 1996

 Robert T. Bowman                      Chairman Emeritus                     March 29, 1996

 Robert S. Cook                        Director                              March 29, 1996

 Maureen M. Cromling                   Director                              March 29, 1996

 Garis F. Distelhorst                  Director                              March 29, 1996

 Michael B. Duffin                     Director                              March 29, 1996

 Thomas E. Haywood                     Director                              March 29, 1996

 Larry D. Jones                        Director                              March 29, 1996

 Thomas R. Miklich                     Director                              March 29, 1996

 Richard J. Stewart                    Director                              March 29, 1996

 A. E. Szambecki                       Director                              March 29, 1996

 Richard A. Van Auken                  Director                              March 29, 1996