Form 10-Q
period 1996-03-31
COBANCORP INC
filed 1996-05-15
CIK 745276

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996               Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

             Ohio                                         34-1465382
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

124 Middle Avenue, Elyria, Ohio                             44035
(Address of principal executive offices)                  (Zip Code)

                                 (216) 329-8000
               Registrant's telephone number, including area code

                                 Not applicable
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of March 31, 1996, there were 3,447,160 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                                 COBANCORP INC.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                    Page

         Consolidated balance sheets -- March 31, 1996 and December 31, 1995       3

         Consolidated statements of income -- Three months ended March 31, 1996    4
            and 1995

         Consolidated statements of cash flows -- Three months ended March 31,
            1996 and 1995                                                          5

         Notes to consolidated financial statements -- March 31, 1996              6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 7

PART II. OTHER INFORMATION                                                        12

SIGNATURES                                                                        13

EXHIBITS                                                                         N/A

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         MARCH         DECEMBER 31
                                                          1996             1995
                                                     -------------    -------------
ASSETS
Cash and due from banks                              $  29,581,179    $  26,611,296
Investment securities available-for-sale               190,637,009      129,466,384
Investment securities held-to-maturity                  29,753,145       29,948,383
Federal funds sold                                      15,900,000        2,900,000
Loans                                                  327,105,125      320,508,725
Less allowance for loan losses                           6,050,295        5,849,689
                                                     -------------    -------------
    Net loans                                          321,054,830      314,659,036
Bank premises and equipment, net                        13,787,782       11,640,337
Accrued income and prepaid expenses                      5,190,116        4,228,757
Other assets                                            16,288,414       10,076,157
                                                     -------------    -------------
                                      TOTAL ASSETS   $ 622,192,475    $ 529,530,350
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand-noninterest bearing                       $  83,477,332    $  70,008,577
    Demand-interest bearing                             65,101,798       53,962,361
    Savings and other time                             397,870,093      328,163,756
                                                     -------------    -------------
      Total deposits                                   546,449,223      452,134,694
  Short-term funds                                      21,369,251       22,453,980
  Other liabilities                                      4,089,535        3,839,195
  Employee stock ownership plan obligation                 430,260          430,260
                                                     -------------    -------------
      TOTAL LIABILITIES                                572,338,269      478,858,129
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,447,160 shares issued and outstanding
   at  March 31, 1996 and December 31, 1995              5,896,098        5,896,098
  Capital surplus                                       18,553,553       18,553,553
  Retained earnings                                     26,105,272       25,337,492
  Unrealized gain (loss) on available-for-sale
    investment securities (net of income tax)             (270,457)       1,315,338
  Employee stock ownership plan obligation                (430,260)        (430,260)
                                                     -------------    -------------
      TOTAL SHAREHOLDERS' EQUITY                        49,854,206       50,672,221
                                                     -------------    -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 622,192,475    $ 529,530,350
                                                     =============    =============


See accompanying notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MARCH 31, 1996

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                   1996          1995
                                               -----------   -----------
INTEREST INCOME
    Loans (including fees)
      Taxable                                  $ 7,292,596   $ 7,360,990
      Tax-exempt                                    44,033        48,048
    Investment securities
      Taxable                                    1,682,238     1,377,000
      Tax-exempt                                 1,030,452       972,887
    Federal funds sold                             188,447         1,629
                                               -----------   -----------
                       TOTAL INTEREST INCOME    10,237,766     9,760,554

INTEREST EXPENSE
    Deposits                                     3,959,373     3,351,152
    Short-term borrowed funds                      165,619       247,586
                                               -----------   -----------
                      TOTAL INTEREST EXPENSE     4,124,992     3,598,738
                                               -----------   -----------
                         NET INTEREST INCOME     6,112,774     6,161,816
PROVISION FOR LOAN LOSSES                           60,000        60,000
                                               -----------   -----------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES     6,052,774     6,101,816

OTHER INCOME
    Service charges on deposit accounts            634,339       459,616
    Trust fees                                     351,000       339,999
    Other                                          227,715       208,443
    Securities gains                               295,029        (4,118)
                                               -----------   -----------
                          TOTAL OTHER INCOME     1,508,083     1,003,940

OTHER EXPENSES
    Salaries, wages and benefits                 2,642,161     2,329,349
    Occupancy--net                                 429,031       386,943
    Furniture and equipment                        234,000       172,500
    Taxes, other than income and payroll           180,911       149,588
    FDIC insurance                                  20,742       250,185
    Other                                        2,530,524     2,046,834
                                               -----------   -----------
                        TOTAL OTHER EXPENSES     6,037,369     5,335,399
                                               -----------   -----------
                  INCOME BEFORE INCOME TAXES     1,523,488     1,770,357

INCOME TAX EXPENSE                                 238,000       310,000
                                               -----------   -----------
                                  NET INCOME   $ 1,285,488   $ 1,460,357
                                               ===========   ===========

NET INCOME PER SHARE                           $      0.37   $      0.43

DIVIDENDS PER SHARE                            $    0.1500   $    0.1359

See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31
                                                                                        1996            1995
                                                                                    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                                        $  1,285,488    $  1,460,357
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                           60,000          60,000
      Provision for depreciation and amortization                                        477,466         352,652
      Accretion of discounts on purchased loans                                          (14,469)        (31,365)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                               40,238          (1,405)
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                            (60,967)        (90,543)
      Realized securities (gains) losses on available-for-sale securities               (295,029)          4,118
      (Increase) in interest receivable                                                 (544,253)       (419,793)
      Increase  (decrease) in interest payable                                           608,729         (59,723)
      (Increase) in other assets                                                      (6,626,810)       (580,770)
      Increase in other liabilities                                                      319,206         590,079
                                                                                    ------------    ------------
                                 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES     (4,750,401)      1,283,607

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                             19,869,045         804,000
  Maturities of available-for-sale investment securities                                 855,420         142,317
  Maturities of held-to-maturity investment securities                                   155,000         310,000
  Purchases of held-to-maturity investment securities                                          0      (1,724,854)
  Purchases of available-for-sale investment securities                              (83,941,810)     (6,053,305)
  Net decrease in credit card receivables                                                230,963         315,560
  Net  (increase) in longer-term loans                                                (6,672,291)     (4,686,949)
  Purchases of premises and equipment,
    net of retirements                                                                (2,489,370)       (362,352)
                                                                                    ------------    ------------
                                            NET CASH USED BY INVESTING ACTIVITIES    (71,993,043)    (11,255,583)

DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits
    and savings accounts                                                              68,902,918     (27,180,124)
  Net increase in certificates of deposit                                             25,412,212      25,346,740
  Net (decrease) increase in short-term funds                                         (1,084,729)      8,190,010
  Cash dividends                                                                        (517,074)       (466,524)
  Dividend investment plan                                                                     0         133,599
  Long-term incentive plan                                                                     0         259,442
                                                                                    ------------    ------------
                                        NET CASH PROVIDED BY FINANCING ACTIVITIES     92,713,327       6,283,143
                                                                                    ------------    ------------
        Increase (decrease) In Cash and Cash Equivalents                              15,969,883      (3,688,833)

Cash and cash equivalents at beginning of period                                      29,511,296      31,771,444
                                                                                    ------------    ------------
                                       CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 45,481,179    $ 28,082,611
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996


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

RECLASSIFICATIONS: Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTE B -- ACQUISITIONS

On April 2, 1996, CoBancorp Inc. announced it had entered into a Letter of Agreement with Jefferson Savings Bank, whereby CoBancorp Inc. will purchase the Ohio-chartered savings and loan located in Dublin, Ohio . The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 1996.

NOTE C -- LOANS

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

At March 31, 1996, there were no loans that were considered to be impaired under the Statement 114 criteria.

COBANCORP INC.
MARCH 31, 1996



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS Net income decreased 12.0 percent to $1,285,000 for the first three months of 1996, from the $1,460,000 earned in the same period of 1995. Earnings per share were $0.37, as compared to $0.43 per share in the first three months of the prior year. The overall decrease in earnings is the result of a decrease in net interest income and an increase in net non-interest expense. These changes are explained in detail in the following sections.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.15 percent for the first three months of 1996, compared to 5.48 percent one year ago. Net interest income for the first three months of 1996 amounted to $6,666,000 down slightly from $6,688,000 for the first quarter in 1995. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The decrease in fully-taxable equivalent net interest income of $22,000, or 0.3 percent, is attributable primarily to a decrease in the rates on interest-earning assets, an increase in interest-bearing liabilities and to higher interest rates on those liabilities. These factors were partially offset by an overall increase in earning assets which was greater than the increase in interest-bearing liabilities.

Average interest-earning assets were $514,723,000 and $485,903,000 for the first three months of 1996 and 1995, respectively. Average interest-bearing liabilities for the same periods were $445,355,000 and $422,462,000.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
THREE MONTHS ENDED  3/31/96 VS. 3/31/95
(IN THOUSANDS OF DOLLARS)

                                                                                   |          CHANGE IN
                                                                                   |INTEREST INCOME/EXPENSE DUE TO
                                           CURRENT    CURRENT      OLD       OLD   |------------------------------
                                            VOLUME     RATE       VOLUME     RATE  |  VOLUME      RATE       BOTH       TOTAL
                                            ------     ----       ------     ----  |  ------      ----       ----       -----
                                                                                   |
Taxable securities                       $ 107,635     6.25%   $  79,718     6.92% |  $ 483      ($133)     ($ 45)      $ 305
Nontaxable securities                       76,319     8.18%      73,162     8.06% |     64         23          0          87
Federal funds sold & s/t funds              10,975     6.79%         139     5.04% |    136          1         50         187
Taxable loans:                                                                     |
    Real estate loans                      138,621     8.05%     153,992     7.92% |   (270)        49        (39)       (260)
    Commercial loans                       134,237     9.37%     134,736     9.20% |     23         58         (3)         78
    Installment loans                       40,864    10.04%      38,401     9.98% |     72          5          0          77
    Overdrafts                                 527     0.00%          62     0.00% |      0          0          0           0
    Quickline loans                            159    16.35%         122    18.03% |      2         (1)         1           2
    Credit card loans                        2,841    42.34%       2,694    39.98% |     18         16         (2)         32
Nontaxable loans:                                                                  |
    IRBs                                     2,545    10.49%       2,877    10.11% |     (8)         3          0          (5)
                                         ---------             ---------           |  -----      -----      -----       -----
      TOTAL INTEREST-EARNING ASSETS        514,723     8.36%     485,903     8.49% |    520         21        (38)        503
                                                                                   |
Noninterest-earning assets                                                         |
    Cash and due from banks                 34,073                23,726           |
    Bank premises and equipment             12,433                10,647           |
    Other assets                            19,111                15,119           |
    Less allowance for loan losses          (5,935)               (5,631)          |
                                         ---------             ---------           |
                                            59,682                43,861           |
                                         ---------             ---------           |
                         Total assets    $ 574,405             $ 529,764           |
                                         =========             =========           |
                                                                                   |
Interest-bearing transaction accts:                                                |
    NOW/Advantage 50                        60,616     1.87%      51,325     2.05% |     50        (24)        (4)         22
Savings accounts:                                                                  |
    Savings                                139,722     2.40%     140,282     2.32% |      6         27          0          33
    IMMAs                                   22,750     2.04%      26,987     2.16% |    (21)        (8)         0         (29)
Time deposits:                                                                     |
    Christmas/vacation club                    867     5.88%         960     3.96% |     (1)         5          0           4
    CD under $100,000                      127,337     5.48%      96,176     4.54% |    364        226         73         663
    CD over $100,000 (regular)              14,143     5.42%      10,477     5.27% |     50          4          1          55
    CD over $100,000 (public funds)         24,072     5.48%      38,453     5.93% |   (206)       (42)        15        (233)
    IRAs                                    33,756     5.34%      30,903     4.73% |     38         47          4          89
Short-term borrowings:                                                             |
    Repurchase agreements                    2,776     4.79%       2,430     5.14% |      5         (2)         0           3
    Fed funds purchased                      2,877     5.14%       6,411     6.05% |    (52)       (15)         7         (60)
    Notes payable TT&L                       1,702     5.41%       2,702     5.59% |    (14)        (1)         0         (15)
    Sweep                                   14,737     2.02%      15,356     2.16% |     (2)        (5)         0          (7)
                                         ---------             ---------           |  -----      -----      -----       -----
    TOTAL INTEREST-BEARING LIABILITIES     445,355     3.71%     422,462     3.45% |    217        212         96         525
                                                                                   |  -----      -----      -----       -----
                                                                                   |
Noninterest-bearing liabilities                                                    |
    Demand deposits                         68,601                60,698           |
    Other liabilities                        8,777                 4,352           |
Shareholders' equity                        51,672                42,252           |
                                         ---------             ---------           |
                Total liabilities and                                              |
                 shareholders' equity    $ 574,405             $ 529,764           |
                                         =========             =========           |
                                                                                   |
           NET INTEREST INCOME                         5.15%                 5.48% |  $ 303      ($191)     ($134)      ($ 22)
                                                                                      =====      =====      =====       =====


YTD FTE net interest income (current year)           $6,666
YTD FTE net interest income (prior year)              6,688
                                                     ------
    Change in FTE net interest income                  ($22)
                                                     ======

Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NET NONINTEREST EXPENSES Total net noninterest expense (total noninterest expense less total noninterest income) has increased to $4,529,000 for the first three months of 1996, compared to $4,331,000 the previous year. The increase in expenses has been offset by increased income from service charges on deposit accounts and other fees of $175,000 or 38.0% as compared to the same period last year. This increase in income was the result of a comphrehensive review of the Bank's pricing structure. Securities gains represented $295,000 in income for the first three months of 1996, compared to a loss of $4,000 for the first quarter of 1995. For the first three months of 1996, salaries, wages and benefits expense increased $313,000 over the same period for 1995. However, during this time the Bank added fourteen new branches and approximately 54 new employees. (Eleven branches were acquired in February of 1996).

During the first quarter of 1995, the Federal Deposit Insurance Corporation
(FDIC) rates on Bank Insurance Fund (BIF) insured deposits were $0.23 per $100 of insured deposits. As of year-end 1995, the Federal Deposit Insurance Corporation reduced rates on Bank Insurance Fund (BIF) insured deposits to zero for well capitalized institutions such as PREMIERBank and Trust. This resulted in a decrease in FDIC insurance expense of $230,000 in the first quarter of 1996. The Bank has approximately $37 million of deposits insured by the FDIC in the Savings Association Insurance Fund (SAIF). These deposits were acquired from Savings and Loan institutions and continue to be assessed $0.23 per $100 of insured deposits.


LOANS AND ALLOWANCE FOR LOAN LOSSES On January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). Under this accounting standard, the allowance for loan losses includes an evaluation of certain loans that are identified under Statement No. 114 based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans which are collateral dependent. The adoption of this accounting standard had no material effect on the financial position or results of operations of the Corporation. At March 31, 1996, there were no loans that were considered to be impaired under Statement 114. The allowance for loan losses, therefore, included no allocation for such loans.

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

Potential problem loans are those loans which are on the Bank's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at March 31, 1996, totaled $2.9 million or 0.9 percent of total outstanding loans.

At March 31, 1996, the allowance for loan losses as a percentage of loans was
1.85 percent and 1.68 percent at the same date in 1995. The provision for loan losses was $60,000 in the three months ended March 31, 1996, and March 31, 1995.

The following table contains information relative to loan loss experience for the three months ended March 31, 1995, and the year ended December 31, 1995.

                                             Three months ended       Year ended
                                                March 31, 1996     December 31, 1995
                                                    ($000)               ($000)
                                             ------------------    -----------------
Allowance for loan losses at beginning of
period                                              $ 5,850              $ 5,617
Loans charged off:
      Real estate                                        21                    2
      Installment                                       111                  510
      Credit card                                        13                   85
      Other                                               1                    4
      Commercial and collateral                           6                   27
                                                    -------              -------
                                                        152                  628

Recoveries on loans charged off:
      Real estate                                         1                    3
      Installment                                       111                  318
      Credit card                                         8                   16
      Other                                               1                    2
      Commercial and collateral                         171                  342
                                                    -------              -------
                                                        292                  681

Net charge-offs (recoveries)                           (140)                 (53)
Provision for loan losses                                60                  180
                                                    =======              =======
Allowance for loan losses at end of period
                                                    $ 6,050              $ 5,850
                                                    =======              =======

Ratio of allowance for loan losses to total
loans at end of period                                 1.85%                1.83%
                                                    =======              =======

NONPERFORMING LOANS Nonaccrual loans at March 31, 1996, totaled $291,000, compared to $859,000 at December 31, 1995. The category of accruing loans past due 90 days or more totaled $62,000 at March 31, 1996 and $106,000 at December 31, 1995. The balance in the allowance for loan losses was $6,050,000 at March 31, 1996 compared to $5,850,000 at December 31, 1995.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                               March 31, 1996   December 31, 1995
                                                   ($000)             ($000)
                                               --------------   -----------------

Accruing loans past due 90 days or more as
to principal or interest:
    Loans secured by real estate                   $  29              $  35
    Commercial and industrial                          3                  0
    Loans to individuals                              30                 71
                                                   -----              -----
                                                   $  62              $ 106
                                                   =====              =====

Nonaccrual loans:
    Loans secured by real estate                   $ 175              $ 783
    Commercial and industrial                        116                 76
                                                   -----              -----
                                                   $ 291              $ 859
                                                   =====              =====

CAPITAL At March 31, 1996, PREMIERBank and Trust's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                  PREMIERBank        Well-capitalized
                                                     & Trust             minimums
Tier 1 "core" capital to risk-weighted assets        11.85 %              6.00 %
Total capital to risk-weighted assets                13.54 %             10.00 %
Tier 1 leverage ratio                                 7.53 %              5.00 %

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992, and also exceed the percentages required to be considered "well-capitalized".

Return on average assets was 1.01 percent for the first three months of 1996, compared to 1.10 percent for the same period in 1995.

PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

         None.

         Item 6--Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                    27        Financial Data Schedule


              (b) The registrant filed a report on Form 8-K on March 4, 1996, regarding the acquisition of eleven branches from Bank One, Cleveland.

COBANCORP INC.
MARCH 31, 1996




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COBANCORP INC.
                                (Registrant)


                                /s/ Timothy W. Esson
                                Timothy W. Esson
                                Executive Vice President and
                                Chief Financial Officer


May 14, 1996