Form 10-Q
period 1996-06-30
COBANCORP INC
filed 1996-08-14
CIK 745276

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996                 Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

             Ohio                                              34-1465382
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                           Identification No.)


124 Middle Avenue, Elyria, Ohio                                  44035
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

As of June 30, 1996, there were 3,447,160 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                                 COBANCORP INC.



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                                               Page
                                                                                               ----
         Consolidated balance sheets -- June 30, 1996 and December 31, 1995                      3

         Consolidated statements of income -- Three months ended June 30, 1996                   4
                 and 1995 and six months ended June 30, 1996 and 1995

         Consolidated statements of cash flows -- Six months ended June 30, 1996 and 1995
                                                                                                 5

         Notes to consolidated financial statements -- June 30, 1996                             6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      7

PART II. OTHER INFORMATION                                                                      12

SIGNATURES                                                                                      13

EXHIBITS                                                                                       N/A

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              1996              1995
                                                                                        ---------------    ---------------
ASSETS
Cash and due from banks                                                                    $31,094,725        $26,611,296
Investment securities available-for-sale                                                   186,355,806        129,466,384
Investment securities held-to-maturity                                                      29,111,442         29,948,383
  (market value $29,523,649 and $30,736,849)
Federal funds sold                                                                                   0          2,900,000
Loans                                                                                      331,199,642        320,508,725
Less allowance for loan losses                                                               6,012,261          5,849,689
                                                                                        ---------------    ---------------
    Net loans                                                                              325,187,381        314,659,036
Bank premises and equipment, net                                                            14,290,926         11,640,337
Accrued income and prepaid expenses                                                          5,555,683          4,228,757
Other assets                                                                                19,487,534         10,076,157
                                                                                        ---------------    ---------------
                                     TOTAL ASSETS                                          $611,083,497       $529,530,350
                                                                                        ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand-noninterest bearing                                                             $82,159,484        $70,008,577
    Demand-interest bearing                                                                 60,856,793         53,962,361
    Savings and other time                                                                 391,015,637        328,163,756
                                                                                        ---------------    ---------------
      Total deposits                                                                       534,031,914        452,134,694
  Short-term funds                                                                          23,940,569         22,453,980
  Other liabilities                                                                          3,870,459          3,839,195
  Employee stock ownership plan obligation                                                     305,260            430,260
                                                                                        ---------------    ---------------
      TOTAL LIABILITIES                                                                    562,148,202        478,858,129
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
      3,447,160 shares issued and outstanding
      at June 30, 1996 and December 31, 1995                                                 5,896,098          5,896,098
  Capital surplus                                                                           18,553,553         18,553,553
  Retained earnings                                                                         27,188,047         25,337,492
  Unrealized gain (loss) on available-for-sale
    investment securities (net of income tax)                                               (2,397,143)         1,315,338
  Employee stock ownership plan obligation                                                    (305,260)          (430,260)
                                                                                        ---------------    ---------------
      TOTAL SHAREHOLDERS' EQUITY                                                            48,935,295         50,672,221
                                                                                        ---------------    ---------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $611,083,497       $529,530,350
                                                                                        ===============    ===============


See accompanying notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
JUNE 30, 1996

                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     JUNE 30                                  JUNE 30
                                             1996               1995                  1996               1995
                                        ----------------   ----------------      ---------------    ----------------
INTEREST INCOME
   Loans (including fees)
     Taxable                                 $7,530,935         $7,583,187          $14,823,531         $14,944,178
     Tax-exempt                                   8,621             48,686               52,654              96,733
   Investment securities
     Taxable                                  2,523,349          1,465,094            4,205,587           2,842,094
     Tax-exempt                                 900,223            985,921            1,930,675           1,958,809
   Federal funds sold                            99,166             15,434              287,613              17,062
                                        ----------------   ----------------      ---------------    ----------------

                TOTAL INTEREST INCOME        11,062,294         10,098,322           21,300,060          19,858,876

INTEREST EXPENSE
   Deposits                                   4,186,094          3,883,971            8,145,467           7,235,124
   Short-term borrowed funds                    153,920            217,507              319,539             465,092
                                        ----------------   ----------------      ---------------    ----------------

               TOTAL INTEREST EXPENSE         4,340,014          4,101,478            8,465,006           7,700,216
                                        ----------------   ----------------      ---------------    ----------------

                  NET INTEREST INCOME         6,722,280          5,996,844           12,835,054          12,158,660
PROVISION FOR LOAN LOSSES                        40,000             60,000              100,000             120,000
                                        ----------------   ----------------      ---------------    ----------------

            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES         6,682,280          5,936,844           12,735,054          12,038,660

OTHER INCOME
   Service charges on deposit accounts          788,306            477,582            1,422,645             937,197
   Trust fees                                   351,000            327,500              702,000             667,500
   Other                                        705,907            239,420              933,622             447,862
   Securities gains                               4,565              7,623              299,594               3,505
                                        ----------------   ----------------      ---------------    ----------------

                   TOTAL OTHER INCOME         1,849,778          1,052,125            3,357,861           2,056,064

OTHER EXPENSES
   Salaries, wages and benefits               2,799,226          2,277,578            5,441,387           4,606,927
   Occupancy--net                               434,461            372,488              863,492             759,430
   Furniture and equipment                      234,000            172,500              468,000             345,000
   Taxes, other than income and payroll         180,008            147,280              360,919             296,867
   FDIC insurance                                21,995            250,185               42,737             500,370
   Other                                      3,055,047          2,059,877            5,585,571           4,106,712
                                        ----------------   ----------------      ---------------    ----------------

                 TOTAL OTHER EXPENSES         6,724,737          5,279,908           12,762,106          10,615,306
                                        ----------------   ----------------      ---------------    ----------------

           INCOME BEFORE INCOME TAXES         1,807,321          1,709,061            3,330,809           3,479,418

INCOME TAX EXPENSE                              173,000            288,000              411,000             598,000
                                        ----------------   ----------------      ---------------    ----------------

                           NET INCOME        $1,634,321         $1,421,061           $2,919,809          $2,881,418
                                        ================   ================      ===============    ================


NET INCOME PER SHARE                              $0.47              $0.41                $0.85               $0.84

DIVIDENDS PER SHARE                             $0.1600            $0.1456              $0.3100             $0.2816


See notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

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

NOTE B -- ACQUISITIONS

On April 2, 1996, PREMIERBank & Trust announced it had entered into a Letter of Agreement with Jefferson Savings Bank, whereby PREMIERBank & Trust will purchase the Ohio-chartered savings and loan located in Dublin, Ohio . The transaction is subject to regulatory approval and is expected to close in the first quarter of 1997.

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

At June 30, 1996, there were no loans that were considered to be impaired under the Statement 114 criteria.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                       1996             1995
                                                                                  --------------   --------------
OPERATING ACTIVITIES
  Net income                                                                         $2,919,809       $2,881,418
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                         100,000          120,000
      Provision for depreciation and amortization                                     1,024,015          705,304
      Accretion of discounts on purchased loans                                         (38,978)         (52,220)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                              84,437            1,996
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                           (38,766)        (180,401)
      Realized securities (gains) on available-for-sale securities                     (299,594)          (3,505)
      (Increase) in interest receivable                                                (738,304)        (363,825)
      Increase  in interest payable                                                     653,742          169,881
      (Increase) in other assets                                                     (9,101,683)        (642,284)
      Increase in other liabilities                                                      55,118          139,491
                                                                                  --------------   --------------
                                NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES     (5,380,204)       2,775,855

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                            35,860,679       11,869,428
  Maturities of available-for-sale investment securities                                752,505        2,889,062
  Maturities of held-to-maturity investment securities                                4,874,398          310,000
  Purchases of held-to-maturity investment securities                                         0       (5,087,797)
  Purchases of available-for-sale investment securities                            (102,915,931)     (26,295,492)
  Net decrease in credit card receivables                                                92,822          141,568
  Net  (increase) decrease in longer-term loans                                     (10,682,189)       7,564,715
  Purchases of premises and equipment,
    net of retirements                                                               (3,334,439)        (749,102)
                                                                                  --------------   --------------
                                         NET CASH (USED) BY INVESTING ACTIVITIES    (75,352,155)      (9,357,618)

DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits
    and savings accounts                                                             61,140,465      (31,321,057)
  Net increase in certificates of deposit                                            20,757,354       48,270,449
  Net increase (decrease) in short-term funds                                         1,486,589       (2,037,017)
  Cash dividends                                                                     (1,068,620)        (967,092)
  Dividend investment plan                                                                    0          253,375
  Long-term incentive plan                                                                    0          259,442
                                                                                  --------------   --------------
                                       NET CASH PROVIDED BY FINANCING ACTIVITIES     82,315,788       14,458,100
                                                                                  --------------   --------------
        Increase In Cash and Cash Equivalents                                         1,583,429        7,876,337

Cash and cash equivalents at beginning of period                                     29,511,296       31,771,444
                                                                                  --------------   --------------
                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD    $31,094,725      $39,647,781
                                                                                  ==============   ==============

See accompanying notes to consolidated financial statements.

COBANCORP INC.
JUNE 30, 1996



ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

EARNINGS RESULTS Net income increased 1.3 percent to $2,920,000 for the first six months of 1996, from the $2,881,000 earned in the same period of 1995. Earnings per share were $0.85, as compared to $0.84 per share in the first six months of the prior year. The changes affecting net income are explained in detail in the following sections.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.12 percent for the first six months of 1996, compared to 5.35 percent one year ago. Net interest income for the first six months of 1996 amounted to $13,856,000 up significantly from $13,218,000 for the first half of 1995. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $638,000, or 4.8 percent, is due primarily to an increase in interest-earning assets. This increase was partially offset by an increase in interest-bearing liabilities and to slightly higher interest rates on those liabilities.

Average interest-earning assets were $538,862,000 and $491,852,000 for the first six months of 1996 and 1995, respectively. Average interest-bearing liabilities for the same periods were $462,747,000 and $425,926,000.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED BALANCE SHEETS AND
SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
SIX MONTHS ENDED  6/30/96 VS. 6/30/95
(IN THOUSANDS OF DOLLARS)

                                                                                        |            CHANGE IN
                                          AVG. BAL.    CURRENT    AVG. BAL.       OLD   |  INTEREST INCOME/EXPENSE DUE TO
                                                                                          ----------------------------------
                                           6/30/96       RATE      6/30/95       RATE   |  VOLUME     RATE      BOTH      TOTAL
                                           -------       ----      -------       ----      ------     ----      ----      -----
                                                                                        |
                                                                                        |
Taxable securities                         $131,135      6.41%     $83,240       6.83%  | $1,636     ($175)    ($101)    $1,360
Nontaxable securities                        72,481      8.07%      73,675       8.06%  |    (48)        5         0        (43)
Federal funds sold & s/t funds                9,362      6.08%         584       5.82%  |    255         1        14        270
Taxable loans:                                                                          |
     Real estate loans                      141,912      8.04%     154,350       7.96%  |   (460)       61       (35)      (434)
     Commercial loans                       136,235      9.38%     135,205       9.30%  |     82        55        (5)       132
     Installment loans                       41,077     10.11%      39,094      10.09%  |    111         3         0        114
     Overdrafts                               1,164      0.00%          89       0.00%  |      0         0         0          0
     Quickline loans                            182     16.48%         122      17.21%  |      5         0         0          5
     Credit card loans                        2,806     41.48%       2,653      39.01%  |     33        33        (2)        64
Nontaxable loans:                                                                       |
     IRBs                                     2,508      6.38%       2,840      10.32%  |    (17)      (56)        7        (66)
                                           --------              ---------                ------     -----      ----     ------

        TOTAL INTEREST-EARNING ASSETS       538,862      8.26%     491,852       8.50%  |  1,597       (73)     (122)     1,402
                                                                                        |
Noninterest-earning assets                                                              |
     Cash and due from banks                 28,986                 23,361              |
     Bank premises and equipment             13,271                 10,688              |
     Other assets                            20,090                 14,968              |
     Less allowance for loan losses          (5,989)                (5,636)             |
                                          ---------              ---------
                                             56,358                 43,381              |
                                          ---------              ---------
                           Total assets    $595,220               $535,233              |
                                          =========              =========
                                                                                        |
Interest-bearing transaction accts:                                                     |
     NOW/Advantage 50                        62,851      1.83%      51,104       2.05%  |    123       (56)      (12)        55
Savings accounts:                                                                       |
     Savings                                139,631      2.25%     135,266       2.32%  |     59       (48)       (1)        10
     IMMAs                                   23,304      2.02%      25,494       2.16%  |    (22)      (18)        1        (39)
     Index                                   11,039      4.75%           0       0.00%       261         0         0        261
Time deposits:                                                                          |
     Christmas/vacation club                  1,097      3.92%       1,078       3.90%  |      0         0         0          0
     CD under $100,000                      133,233      5.45%      99,970       4.84%  |    816       304       101      1,221
     CD over $100,000 (regular)              13,313      5.39%      13,171       5.45%  |      6        (4)        0          2
     CD over $100,000 (public funds)         21,532      5.28%      44,493       6.11%  |   (692)     (185)       95       (782)
     IRAs                                    35,411      5.33%      31,052       4.93%  |    111        63         9        183
Short-term borrowings:                                                                  |
     Repurchase agreements                    3,145      4.74%       3,250       5.26%  |     (2)       (8)       (1)       (11)
     Fed funds purchased                      2,090      5.26%       5,645       6.15%  |   (108)      (25)       14       (119)
     Notes payable TT&L                       1,637      5.25%       2,211       5.74%  |    (16)       (5)        0        (21)
     Sweep                                   14,464      1.98%      13,192       2.15%  |     14       (11)        1          4
                                          ---------              ---------                -------    ------   -------     ------

      TOTAL INTEREST-BEARING LIABILITIES    462,747      3.67%     425,926       3.64%  |    550         7       207        764
                                                                                          -------    ------   -------     ------
                                                                                        |
Noninterest-bearing liabilities                                                         |
     Demand deposits                         76,504                 61,285              |
     Other liabilities                        5,254                  4,416              |
Shareholders' equity                         50,715                 43,606              |
                                          ---------              ---------
                  Total liabilities and                                                 |
                   shareholders' equity    $595,220               $535,233              |
                                          ==========             =========
                                                                                        |
             NET INTEREST INCOME                         5.12%                   5.35%  | $1,047      ($80)    ($329)      $638
                                                                                          ======     ======   =======     ======


YTD FTE net interest income (current year)            $13,856
YTD FTE net interest income (prior year)               13,218
                                                    ---------
      Change in FTE net interest income                  $638
                                                    =========


Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NET NONINTEREST EXPENSES Total net noninterest expense (total noninterest expense less total noninterest income) has increased to $9,404,000 for the first six months of 1996, compared to $8,559,000 the previous year. The increase in expenses has been offset by increased income from service charges on deposit accounts of $485,000 or 51.8% as compared to the same period last year. The Bank continues to benefit from the results of a comphrehensive review of the Bank's pricing structure in late 1995. Securities gains represented $300,000 in income for the first six months of 1996, compared to a gain of $4,000 for the first half of 1995. Trust fees were up 5 percent in 1996 at $702,000, versus $668,000 for the comparable period in 1995. For the first six months of 1996, salaries, wages and benefits expense increased $834,000 over the same period for 1995. However, during this time the Bank added fourteen new branches and approximately 54 new employees. (Eleven branches were acquired in February of 1996).

During 1995, the Federal Deposit Insurance Corporation (FDIC) rates on Bank Insurance Fund (BIF) insured deposits were $0.23 per $100 of insured deposits. As of year-end 1995, the Federal Deposit Insurance Corporation reduced rates on Bank Insurance Fund (BIF) insured deposits to zero for well capitalized institutions such as PREMIERBank and Trust. This resulted in a decrease in FDIC insurance expense of $458,000 in the first half of 1996. The Bank has approximately $37 million of deposits insured by the FDIC in the Savings Association Insurance Fund (SAIF). These deposits were acquired from Savings and Loan institutions and continue to be assessed $0.23 per $100 of insured deposits.


LOANS AND ALLOWANCE FOR LOAN LOSSES On January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). Under this accounting standard, the allowance for loan losses includes an evaluation of certain loans that are identified under Statement No. 114 based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans which are collateral dependent. The adoption of this accounting standard had no material effect on the financial position or results of operations of the Corporation. At June 30, 1996, there were no loans that were considered to be impaired under Statement 114. The allowance for loan losses, therefore, included no allocation for such loans.

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

Potential problem loans are those loans which are on the Bank's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at June 30, 1996, totaled $2.9 million or 0.9 percent of total outstanding loans.

At June 30, 1996, the allowance for loan losses as a percentage of loans was
1.82 percent and 1.83 percent at the same date in 1995. The provision for loan losses was $100,000 in the six months ended June 30, 1996, and $120,000 for the six months ended June 30, 1995.

The following table contains information relative to loan loss experience for the six months ended June 30, 1996, and the year ended December 31, 1995.

                                                      Six months ended            Year ended
                                                        June 30, 1996         December 31, 1995
                                                           ($000)                   ($000)
                                                      ----------------         ----------------
Allowance for loan losses at
beginning of period                                             $5,850                   $5,617
Loans charged off:
          Real estate                                               21                        2
          Installment                                              176                      510
          Credit card                                               41                       85
          Other                                                      2                        4
          Commercial and collateral                                 72                       27
                                                      ----------------         ----------------
                                                                   312                      628

Recoveries on loans charged off:
          Real estate                                                1                        3
          Installment                                              174                      318
          Credit card                                               13                       16
          Other                                                      1                        2
          Commercial and collateral                                185                      342
                                                      ----------------         ----------------
                                                                   374                      681

Net charge-offs (recoveries)                                       (62)                     (53)
Provision for loan losses                                          100                      180
                                                      ================         ================
Allowance for loan losses at end of period
                                                                $6,012                   $5,850
                                                      ================         ================

Ratio of allowance for loan losses to total
loans at end of period                                            1.82%                    1.83%
                                                      ================         ================

NONPERFORMING LOANS Nonaccrual loans at June 30, 1996, totaled $596,000, compared to $859,000 at December 31, 1995. The category of accruing loans past due 90 days or more totaled $140,000 at June 30, 1996 and $106,000 at December 31, 1995. The balance in the allowance for loan losses was $6,012,000 at June 30, 1996 compared to $5,850,000 at December 31, 1995.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                               June 30, 1996          December 31, 1995
                                                                   ($000)                   ($000)
                                                            --------------------     --------------------

Accruing loans past due 90 days or more as
to principal or interest:
          Loans secured by real estate                             $  25                   $   35
          Commercial and industrial                                   93                        0
          Loans to individuals                                        22                       71
                                                            --------------------     --------------------
                                                                   $ 140                    $ 106
                                                            ====================     ====================

Nonaccrual loans:
          Loans secured by real estate                             $ 427                    $ 783
          Commercial and industrial                                  167                       76
          Loans to individuals                                         2                        0
                                                            ====================     ====================
                                                                   $ 596                    $ 859
                                                            ====================     ====================

CAPITAL At June 30, 1996, PREMIERBank and Trust's and CoBancorp Inc.'s risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                    PREMIERBank    COBANCORP    Well-capitalized
                                                                      & Trust        INC.           minimums
                                                                    -----------    ---------    ----------------
         Tier 1 "core" capital to risk-weighted assets                 12.39 %       12.66 %         6.00 %
         Total capital to risk-weighted assets                         13.64 %       13.92 %        10.00 %
         Tier 1 leverage ratio                                          7.23 %        7.23%          5.00 %

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992, and also exceed the percentages required to be considered "well-capitalized".

Return on average assets was 1.10 percent for the first six months of 1996, compared to 1.13 percent for the same period in 1995.

PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

         The annual meeting of shareholders of CoBancorp, Inc. was held May 8, 1996, at 11:00 a.m., at the Lorain County Community College,
         Classroom Conferencing Center, 1005 North Abbe Road, Elyria, Ohio 44035 in accordance with the notice of meeting and proxy statement mailed to shareholders.

         All matters proposed by management in the proxy statement were approved by the shareholders. The change to the Long-Term Incentive Plan proposed by a shareholder, which was opposed by management, was defeated.

         Item 6--Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                  27                Financial Data Schedule


              (b) The registrant was not required to file any reports on Form 8-K during the quarter ended June 30, 1996.

COBANCORP INC.
JUNE 30, 1996




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


August 12, 1996