Form 10-Q
period 1996-09-30
COBANCORP INC
filed 1996-11-14
CIK 745276

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996            Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

              Ohio                                             34-1465382
(State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                             Identification No.)

1530 West River Road, North, Elyria, Ohio                         44035
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

As of September 30, 1996, there were 3,447,160 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                                 COBANCORP INC.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements                                                Page

         Consolidated balance sheets -- September 30, 1996 and December 31, 1995        3

         Consolidated statements of income -- Three months ended September 30, 1996     4
                 and 1995 and nine months ended September 30, 1996 and 1995

         Consolidated statements of cash flows -- Nine months ended
              September 30, 1996 and 1995                                               5

         Notes to consolidated financial statements -- September 30, 1996               6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             7

PART II. OTHER INFORMATION                                                             12

SIGNATURES                                                                             13

EXHIBITS                                                                              N/A

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                         1996                1995
                                                                     ---------------   ---------------
ASSETS
Cash and due from banks                                                 $31,234,643       $26,611,296
Investment securities available-for-sale                                166,241,141       129,466,384
Investment securities held-to-maturity                                   28,384,088        29,948,383
  (market value $29,909,971 and $30,736,849)
Federal funds sold                                                        1,500,000         2,900,000
Loans                                                                   333,733,774       320,508,725
Less allowance for loan losses                                            5,993,604         5,849,689
                                                                     ---------------   ---------------
    Net loans                                                           327,740,170       314,659,036
Bank premises and equipment, net                                         16,312,596        11,640,337
Accrued income and prepaid expenses                                       5,512,853         4,228,757
Other assets                                                             17,372,004        10,076,157
                                                                     ---------------   ---------------
                                                      TOTAL ASSETS     $594,297,495      $529,530,350
                                                                     ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand-noninterest bearing                                          $80,046,328       $70,008,577
    Demand-interest bearing                                              60,954,676        53,962,361
    Savings and other time                                              374,350,366       328,163,756
                                                                     ---------------   ---------------
      Total deposits                                                    515,351,370       452,134,694
  Short-term funds                                                       23,759,011        22,453,980
  Other liabilities                                                       4,210,151         3,839,195
  Employee stock ownership plan obligation                                  205,260           430,260
                                                                     ---------------   ---------------
      TOTAL LIABILITIES                                                 543,525,792       478,858,129
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
     3,447,160 shares issued and outstanding
     at  September 30, 1996 and December 31, 1995                         5,896,098         5,896,098
  Capital surplus                                                        18,553,553        18,553,553
  Retained earnings                                                      28,266,548        25,337,492
  Unrealized gain (loss) on available-for-sale
    investment securities (net of income tax)                            (1,739,236)        1,315,338
  Employee stock ownership plan obligation                                 (205,260)         (430,260)
                                                                     ---------------   ---------------
      TOTAL SHAREHOLDERS' EQUITY                                         50,771,703        50,672,221
                                                                     ---------------   ---------------

                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $594,297,495      $529,530,350
                                                                     ===============   ===============

See accompanying notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SEPTEMBER 30, 1996

                                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                         SEPTEMBER 30                                  SEPTEMBER 30
                                                  1996                  1995                    1996                  1995
                                            ------------------    ------------------     --------------------   ------------------
INTEREST INCOME
   Loans (including fees)
     Taxable                                       $7,707,210            $7,322,920              $22,530,741          $22,267,098
     Tax-exempt                                        35,815                47,294                   88,469              144,027
   Investment securities
     Taxable                                        2,313,507             1,575,562                6,519,094            4,417,656
     Tax-exempt                                       800,155             1,027,269                2,730,830            2,986,078
   Federal funds sold                                  36,393                70,514                  324,006               87,576
                                            ------------------    ------------------     --------------------   ------------------
                    TOTAL INTEREST INCOME          10,893,080            10,043,559               32,193,140           29,902,435

INTEREST EXPENSE
   Deposits                                         4,062,533             3,985,127               12,208,000           11,220,251
   Short-term borrowed funds                          165,448               190,789                  484,987              655,881
                                            ------------------    ------------------     --------------------   ------------------
                   TOTAL INTEREST EXPENSE           4,227,981             4,175,916               12,692,987           11,876,132
                                            ------------------    ------------------     --------------------   ------------------
                      NET INTEREST INCOME           6,665,099             5,867,643               19,500,153           18,026,303
PROVISION FOR LOAN LOSSES                                   0                60,000                  100,000              180,000
                                            ------------------    ------------------     --------------------   ------------------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES           6,665,099             5,807,643               19,400,153           17,846,303

OTHER INCOME
   Service charges on deposit accounts                756,742               459,877                2,179,387            1,397,074
   Trust fees                                         359,000               321,250                1,061,000              988,750
   Other                                              847,817               383,746                1,781,439              831,608
   Securities gains (losses)                           (5,304)              240,607                  294,290              244,112
                                            ------------------    ------------------     --------------------   ------------------
                       TOTAL OTHER INCOME           1,958,255             1,405,480                5,316,116            3,461,544

OTHER EXPENSES
   Salaries, wages and benefits                     2,806,366             2,309,876                8,247,753            6,916,803
   Occupancy--net                                     460,922               396,120                1,324,414            1,155,550
   Furniture and equipment                            234,000               172,500                  702,000              517,500
   Taxes, other than income and payroll               143,127               148,617                  504,046              445,484
   FDIC insurance                                     265,479                (5,789)                 308,216              494,581
   Other                                            2,635,415             2,170,118                8,220,986            6,276,830
                                            ------------------    ------------------     --------------------   ------------------
                     TOTAL OTHER EXPENSES           6,545,309             5,191,442               19,307,415           15,806,748
                                            ------------------    ------------------     --------------------   ------------------
               INCOME BEFORE INCOME TAXES           2,078,045             2,021,681                5,408,854            5,501,099

INCOME TAX EXPENSE                                    448,000               360,000                  859,000              958,000
                                            ------------------    ------------------     --------------------   ------------------
                               NET INCOME          $1,630,045            $1,661,681               $4,549,854           $4,543,099
                                            ==================    ==================     ====================   ==================

NET INCOME PER SHARE                                    $0.47                 $0.48                    $1.32                $1.32

DIVIDENDS PER SHARE                                   $0.1600               $0.1456                  $0.4700              $0.4271




See notes to consolidated financial statements.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                                           1996                 1995
                                                                                     ------------------  --------------------
OPERATING ACTIVITIES
  Net income                                                                                $4,549,854            $4,543,099
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                100,000               180,000
      Provision for depreciation and amortization                                            1,570,565             1,057,956
      Accretion of discounts on purchased loans                                                (61,850)              (52,220)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                                    140,487              (273,134)
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                                    8,680                (1,119)
      Realized securities (gains) on available-for-sale securities                            (294,290)             (244,112)
      (Increase) in interest receivable                                                       (737,324)             (941,131)
      Increase  in interest payable                                                            718,906               154,740
      (Increase) in other assets                                                            (7,555,336)             (318,329)
      Increase in other liabilities                                                            338,797               250,608
                                                                                     ------------------  --------------------
                                 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES           (1,221,511)            4,356,358

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                                   53,017,230            23,328,669
  Maturities of available-for-sale investment securities                                     1,423,808             3,744,525
  Maturities of held-to-maturity investment securities                                       8,928,643             3,540,445
  Purchases of held-to-maturity investment securities                                                0            (7,799,022)
  Purchases of available-for-sale investment securities                                   (103,067,893)          (34,823,329)
  Net (increase) decrease in credit card receivables                                            (6,863)               38,092
  Net  (increase) decrease in longer-term loans                                            (13,121,572)            6,244,815
  Purchases of premises and equipment,
    net of retirements                                                                      (5,698,034)           (1,541,821)
                                                                                     ------------------  --------------------
                                          NET CASH (USED) BY INVESTING ACTIVITIES          (58,524,681)           (7,267,626)

DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits
    and savings accounts                                                                    50,645,513           (42,573,724)
  Net increase in certificates of deposit                                                   12,639,160            43,178,557
  Net increase in short-term funds                                                           1,305,031             1,110,990
  Cash dividends                                                                            (1,620,165)           (1,486,108)
  Dividend investment plan                                                                           0               368,583
  Long-term incentive plan                                                                           0               259,442
                                                                                     ------------------  --------------------
                                        NET CASH PROVIDED BY FINANCING ACTIVITIES           62,969,539               857,740
                                                                                     ------------------  --------------------
        Increase (decrease) In Cash and Cash Equivalents                                     3,223,347            (2,053,528)

Cash and cash equivalents at beginning of period                                            29,511,296            31,771,444
                                                                                     ------------------  --------------------
                                       CASH AND CASH EQUIVALENTS AT END OF PERIOD          $32,734,643           $29,717,916
                                                                                     ==================  ====================

See accompanying notes to consolidated financial statements.

COBANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

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

NOTE B -- ACQUISITIONS

On April 2, 1996, CoBancorp Inc. announced it had entered into a Letter of Agreement with Jefferson Savings Bank, whereby CoBancorp Inc. will purchase the Ohio-chartered savings and loan located in Dublin, Ohio. The transaction is subject to regulatory approval and is expected to close in the first quarter of 1997.

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

At September 30, 1996, there were no loans that were considered to be impaired under the Statement 114 criteria.

     COBANCORP INC.
     SEPTEMBER 30, 1996

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached.

     EARNINGS RESULTS Net income increased 0.15 percent to $4,550,000 for the first nine months of 1996, from the $4,543,000 earned in the same period of 1995. Earnings per share were $1.32 for the first nine months of both 1996 and 1995. The changes affecting net income are explained in detail in the following sections.

     NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.14 percent for the first nine months of 1996, compared to 5.25 percent one year ago. Net interest income for the first nine months of 1996 amounted to $20,953,000 up significantly from $19,639,000 for the comparable period in 1995. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

     The increase in fully-taxable equivalent net interest income of $1,314,000, or 6.7 percent, is due primarily to an increase in interest-earning assets. This increase was partially offset by an increase in interest-bearing liabilitiesand a decrease in the yield on interest earning asssets.

     Average interest-earning assets were $539,982,000 and $495,826,000 for the first nine months of 1996 and 1995, respectively. Average interest-bearing liabilities for the same periods were $463,792,000 and $425,843,000.

     The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED BALANCE SHEETS AND
SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
NINE MONTHS ENDED  9/30/96 VS. 9/30/95
(IN THOUSANDS OF DOLLARS)

                                                                                                  CHANGE IN
                                                                                         INTEREST INCOME/EXPENSE DUE TO
                                       AVG. BAL.     CURRENT AVG. BAL.    OLD        ---------------------------------------
                                       9/30/96       RATE    9/30/95      RATE       VOLUME       RATE          BOTH       TOTAL
                                       -------       ----    -------      ----       ------       ----          ----       -----

Taxable securities                      $134,565     6.46%  $88,334       6.67%     $2,316        ($141)        ($73)      $2,102
Nontaxable securities                     70,371     7.84%   74,962       8.05%       (277)        (116)           7         (386)
Federal funds sold & s/t funds             7,171     5.94%    1,994       5.77%        224            3            9          236
Taxable loans:
    Real estate loans                    143,250     7.98%  152,045       7.98%       (494)           1          (28)        (521)
    Commercial loans                     136,220     9.43%  132,580       9.29%        287          147           (1)         433
    Installment loans                     41,747    10.24%   40,029      10.04%        140           61            3          204
    Overdrafts                             1,174     0.00%      254       0.00%          0            0            0            0
    Quickline loans                          193    16.58%      122      17.21%          9           (1)           0            8
    Credit card loans                      2,835    44.97%    2,710      40.11%         41           99           (1)         139
Nontaxable loans:
    IRBs                                   2,456     7.29%    2,796      10.41%        (27)         (65)           8          (84)
                                       ---------           --------                 ------        -----         ----       ------
      TOTAL INTEREST-EARNING ASSETS      539,982     8.27%  495,826       8.45%      2,219          (12)         (76)       2,131

Noninterest-earning assets
    Cash and due from banks               27,933             24,112
    Bank premises and equipment           14,014             10,821
    Other assets                          19,954             13,228
    Less allowance for loan losses        (6,000)            (5,700)
                                      ----------           --------
                                          55,901             42,461
                                      ----------           --------
                         Total assets   $595,883           $538,287
                                      ==========           ========

Interest-bearing transaction accts:
    NOW/Advantage 50                      63,101     1.83%   51,140       2.05%        187          (84)         (21)          82
Savings accounts:
    Savings                              140,601     2.25%  131,775       2.32%        162          (75)          (6)          81
    IMMAs                                 22,910     2.02%   24,961       2.16%        (32)         (26)           2          (56)
    Index                                 12,292     4.76%        0       0.00%        439            0            0          439
Time deposits:
    Christmas/vacation club                1,205     3.90%    1,129       4.43%          3           (4)           0           (1)
    CD under $100,000                    133,074     5.37%  103,455       4.99%      1,125          289           82        1,496
    CD over $100,000 (regular)            13,046     5.30%   14,570       6.23%        (69)        (101)          11         (159)
    CD over $100,000 (public funds)       20,626     5.32%   44,487       6.09%     (1,084)        (259)         139       (1,204)
    IRAs                                  35,827     5.37%   31,135       4.88%        176          115           18          309
Short-term borrowings:

    Repurchase agreements                  3,024     4.73%    3,581       5.22%        (21)         (13)           1          (33)
    Fed funds purchased                    2,181     5.41%    4,387       6.13%       (101)         (24)          11         (114)
    Notes payable TT&L                     1,952     5.17%    2,516       5.48%        (23)          (6)           1          (28)
    Sweep                                 13,953     1.97%   12,707       2.16%         21          (18)           2            5
                                       ---------           --------                 ------        -----         ----       ------
    TOTAL INTEREST-BEARING LIABILITIES   463,792     3.64%  425,843       3.73%        783         (206)         240          817
                                                                                    ------        -----         ----       ------

Noninterest-bearing liabilities
    Demand deposits                       77,090             62,742
    Other liabilities                      4,479              5,078
Shareholders' equity                      50,522             44,624
                                      -----------        -----------
                Total liabilities and
                 shareholders' equity   $595,883           $538,287
                                      ===========        ===========

           NET INTEREST INCOME                       5.14%                5.25%     $1,436         $194        ($316)      $1,314
                                                                                    =============================================


YTD FTE net interest income (current year)        $20,953
YTD FTE net interest income (prior year)           19,639
                                                 --------
    Change in FTE net interest income              $1,314
                                                 ========

Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NET NONINTEREST EXPENSES Total net noninterest expense (total noninterest expense less total noninterest income) has increased to $13,991,000 for the first nine months of 1996, compared to $12,345,000 the previous year. The increase in expenses has been partially offset by increased income from service charges on deposit accounts of $782,000 or 56.0% as compared to the same period last year. The Bank continues to benefit from the results of a comprehensive review of the Bank's pricing structure in late 1995. Securities gains represented $294,000 in income for the first nine months of 1996, compared to a gain of $244,000 for the same period in 1995, this represents an increase of 20.6%. Trust fees were up 7.3 percent in 1996 at $1,061,000, versus $989,000 for the comparable period in 1995. For the first nine months of 1996, salaries, wages and benefits expense increased $1,331,000 over the same period for 1995. However, during 1996 the Bank added fourteen new branches and approximately 54 new employees. (Eleven branches were acquired in February of 1996).

At the beginning of 1996, the Federal Deposit Insurance Corpoartion (FDIC) reduced rates for well-capitalized institution's (such as CoBancorp Inc.)
Bank Insurance Fund (BIF)-insured deposits to zero, from $0.23 per $100 of insured deposits during 1995. This resulted in a decrease in FDIC insurance expense of $430,000 in the first nine months of 1996 as compared to 1995. In addition, the Bank has approximately $37 million of deposits insured by the FDIC in the Savings Association Insurance Fund (SAIF). On September 30, 1996, Congress enacted legislation to recapitalize SAIF. The legislation provided for a one-time assessment of $0.657 per $100 of SAIF-insured deposits, for which the Bank recored an expense of approximately $244,000 in the third quarter. During 1997, the insurance rate of SAIF-insured deposits will decline from the $0.23 per $100 currently assessed to $0.064 per $100.

LOANS AND ALLOWANCE FOR LOAN LOSSES On January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). Under this accounting standard, the allowance for loan losses includes an evaluation of certain loans that are identified under Statement No. 114 based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans which are collateral dependent. The adoption of this accounting standard had no material effect on the financial position or results of operations of the Corporation. At September 30, 1996, there were no loans that were considered to be impaired under Statement 114. The allowance for loan losses, therefore, included no allocation for such loans.

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

Potential problem loans are those loans which are on the Bank's "watch list." These loans are, or could become, nonperforming. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at September 30, 1996, totaled $6.3 million or 1.9 percent of total outstanding loans.

At September 30, 1996, the allowance for loan losses as a percentage of loans was 1.80 percent and 1.83 percent at the same date in 1995. The provision for loan losses was $100,000 in the nine months ended September 30, 1996, and $180,000 for the nine months ended September 30, 1995.

The following table contains information relative to loan loss experience for the nine months ended September 30, 1996, and the year ended December 31, 1995.

                                               Nine months ended   Year ended
                                              September 30, 1996   December 31, 1995
                                                     ($000)             ($000)
                                              ------------------   -----------------
Allowance for loan losses at beginning of
period                                              $ 5,850             $ 5,617
Loans charged off:
          Real estate                                    20                   2
          Installment                                   351                 510
          Credit card                                    73                  85
          Other                                           0                   4
          Commercial and collateral                     163                  27
                                                    -------             -------
                                                        607                 628

Recoveries on loans charged off:
          Real estate                                     5                   3
          Installment                                   247                 318
          Credit card                                    17                  16
          Other                                           0                   2
          Commercial and collateral                     382                 342
                                                    -------             -------
                                                        651                 681

Net charge-offs (recoveries)                            (44)                (53)
Provision for loan losses                               100                 180
                                                    =======             =======
Allowance for loan losses at end of
period                                              $ 5,994             $ 5,850
                                                    =======             =======

Ratio of allowance for loan losses to total
loans at end of period                                 1.80%               1.82%
                                                    =======             =======

NONPERFORMING LOANS Nonaccrual loans at September 30, 1996, totaled $611,000, compared to $859,000 at December 31, 1995. The category of accruing loans past due 90 days or more totaled $72,000 at September 30, 1996 and $106,000 at December 31, 1995. The balance in the allowance for loan losses was $5,994,000 at September 30, 1996 compared to $5,850,000 at December 31, 1995.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                  September 30, 1996         December 31, 1995
                                                        ($000)                     ($000)
                                                  ------------------         -----------------
Accruing loans past due 90 days or more as
to principal or interest:
          Loans secured by real estate                    $  0                      $ 35
          Commercial and industrial                          7                         0
          Loans to individuals                              65                        71
                                                          ----                      ----
                                                          $ 72                      $106
                                                          ====                      ====

Nonaccrual loans:
          Loans secured by real estate                    $449                      $783
          Commercial and industrial                        162                        76
          Loans to individuals                               0                         0
                                                          ----                      ----
                                                          $611                      $859
                                                          ====                      ====

CAPITAL At September 30, 1996, PREMIERBank and Trust's and CoBancorp's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                          PREMIERBank      COBANCORP      Well-
                                                                            & Trust          Inc.      Capitalized
                                                                                                         minimums
                                                                          -----------      ---------   -----------
         Tier 1 "core" capital to risk-weighted assets                      12.63%           12.95%          6.00%
         Total capital to risk-weighted assets                              13.88%           14.20%         10.00%
         Tier 1 leverage ratio                                               7.65%            7.68%          5.00%

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992, and also exceed the percentages required to be considered "well-capitalized".

Return on average assets was 1.11 percent for the first nine months of 1996, compared to 1.15 percent for the same period in 1995.

PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

                None

         Item 6--Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                    27 Financial Data Schedule

              (b) The registrant was not required to file any reports on Form 8-K during the quarter ended September 30, 1996.

COBANCORP INC.
SEPTEMBER 30, 1996

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

November 12, 1996