Form 10-Q/A
period 1996-09-30
COBANCORP INC
filed 1997-03-12
CIK 745276

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For quarter ended September 30, 1996           Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

                 Ohio                                      34-1465382
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)

1530 West River Road, N. Elyria, Ohio                        44035
(Address of principal executive offices)                   (Zip Code)

                                 (216) 329-8000
               Registrant's telephone number, including area code

                                 Not applicable
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of September 30, 1996, there were 3,447,160 outstanding common shares, with no par value, of the Registrant.

                                     INDEX

                                 COBANCORP INC.

PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements                                                           Page
                                                                                        ----
         Consolidated balance sheets -- September 30, 1996 and December 31, 1995          3

         Consolidated statements of income -- Three months ended September 30, 1996       4
                 and 1995 and nine months ended September 30, 1996 and 1995

         Consolidated statements of cash flows -- Nine months ended September
              30, 1996 and 1995                                                           5

         Notes to consolidated financial statements -- September 30, 1996                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        8

PART II. OTHER INFORMATION                                                               13

SIGNATURES                                                                               14

EXHIBITS                                                                                N/A

COBANCORP INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                    1996 (A)              1995
                                                                 --------------     --------------
ASSETS

Cash and due from banks                                             $31,234,643        $26,611,296
Investment securities available-for-sale                            166,241,141        129,466,384
Investment securities held-to-maturity                               28,384,088         29,948,383
  (market value $29,909,971 and $30,736,849)
Federal funds sold                                                    1,500,000          2,900,000
Loans                                                               333,733,774        320,508,725
Less allowance for loan losses                                        5,993,604          5,849,689
                                                                 --------------     --------------
    Net loans                                                       327,740,170        314,659,036
Bank premises and equipment, net                                     16,312,596         11,640,337
Accrued income and prepaid expenses                                   5,512,853          4,228,757
Other assets                                                         16,885,875         10,076,157
                                                                 --------------     --------------
                                                TOTAL ASSETS       $593,811,366       $529,530,350
                                                                 ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits

    Demand-noninterest bearing                                      $80,046,328        $70,008,577
    Demand-interest bearing                                          60,954,676         53,962,361
    Savings and other time                                          374,350,366        328,163,756
                                                                 --------------     --------------
      Total deposits                                                515,351,370        452,134,694
  Short-term funds                                                   23,759,011         22,453,980
  Other liabilities                                                   4,044,867          3,839,195
  Employee stock ownership plan obligation                              205,260            430,260
                                                                 --------------     --------------
      TOTAL LIABILITIES                                             543,360,508        478,858,129
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
     3,447,160 shares issued and outstanding
     at  September 30, 1996 and December 31, 1995                     5,896,098          5,896,098
  Capital surplus                                                    18,553,553         18,553,553
  Retained earnings                                                  27,945,703         25,337,492
  Unrealized gain (loss) on available-for-sale
    investment securities (net of income tax)                        (1,739,236)         1,315,338
  Employee stock ownership plan obligation                             (205,260)          (430,260)
                                                                 --------------     --------------
      TOTAL SHAREHOLDERS' EQUITY                                     50,450,858         50,672,221
                                                                 --------------     --------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $593,811,366       $529,530,350
                                                                 ==============     ==============


See notes to consolidated financial statements.
(A) Financial data included in the September 30, 1996 Balance Sheet reflects corrections of previously reported information more specifically described in Note A.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SEPTEMBER 30, 1996


                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30                   SEPTEMBER 30
                                           1996 (A)          1995           1996 (A)         1995
                                        ------------    ------------     ------------    ------------
INTEREST INCOME
    Loans (including fees)
      Taxable                             $7,707,210      $7,322,920      $22,530,741     $22,267,098
      Tax-exempt                              35,815          47,294           88,469         144,027
    Investment securities
      Taxable                              2,313,507       1,575,562        6,519,094       4,417,656
      Tax-exempt                             800,155       1,027,269        2,730,830       2,986,078
    Federal funds sold                        36,393          70,514          324,006          87,576
                                        ------------    ------------     ------------    ------------

               TOTAL INTEREST INCOME      10,893,080      10,043,559       32,193,140      29,902,435

INTEREST EXPENSE
    Deposits                               4,062,533       3,985,127       12,208,000      11,220,251
    Short-term borrowed funds                165,448         190,789          484,987         655,881
                                        ------------    ------------     ------------    ------------
              TOTAL INTEREST EXPENSE       4,227,981       4,175,916       12,692,987      11,876,132
                                        ------------    ------------     ------------    ------------
                 NET INTEREST INCOME       6,665,099       5,867,643       19,500,153      18,026,303
PROVISION FOR LOAN LOSSES                          0          60,000          100,000         180,000
                                        ------------    ------------     ------------    ------------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES       6,665,099       5,807,643       19,400,153      17,846,303

OTHER INCOME
    Service charges on deposit               756,742         459,877        2,179,387       1,397,074
    accounts
    Trust fees                               359,000         321,250        1,061,000         988,750
    Other                                    361,688         383,746        1,295,310         831,608
    Securities gains (losses)                (5,304)         240,607          294,290         244,112
                                        ------------    ------------     ------------    ------------

                  TOTAL OTHER INCOME       1,472,126       1,405,480        4,829,987       3,461,544

OTHER EXPENSES
    Salaries, wages and benefits           2,806,366       2,309,876        8,247,753       6,916,803
    Occupancy--net                           460,922         396,120        1,324,414       1,155,550
    Furniture and equipment                  234,000         172,500          702,000         517,500
    Taxes, other than income and             143,127         148,617          504,046         445,484
    payroll
    FDIC insurance                           265,479         (5,789)          308,216         494,581
    Other                                  2,635,415       2,170,118        8,220,986       6,276,830
                                        ------------    ------------     ------------    ------------

                TOTAL OTHER EXPENSES       6,545,309       5,191,442       19,307,415      15,806,748
                                        ------------    ------------     ------------    ------------

          INCOME BEFORE INCOME TAXES       1,591,916       2,021,681        4,922,725       5,501,099

INCOME TAX EXPENSE                           282,716         360,000          693,716         958,000
                                        ------------    ------------     ------------    ------------

                          NET INCOME      $1,309,200      $1,661,681       $4,229,009      $4,543,099
                                        ============    ============     ============    ============

NET INCOME PER SHARE                           $0.38           $0.48            $1.23           $1.32

DIVIDENDS PER SHARE                          $0.1600         $0.1456          $0.4700         $0.4271


See notes to consolidated financial statements.
(A) Financial data included in the September 30, 1996 Income Statements reflects corrections of previously reported information more specifically described in Note A.

COBANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                                           1996(A)                1995
                                                                                     ------------------  --------------------
OPERATING ACTIVITIES
  Net income                                                                                $4,229,009            $4,543,099
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                100,000               180,000
      Provision for depreciation and amortization                                            1,570,565             1,057,956
      Accretion of discounts on purchased loans                                                (61,850)              (52,220)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                                    140,487              (273,134)
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                                    8,680                (1,119)
      Realized securities (gains) on available-for-sale securities                            (294,290)             (244,112)
      (Increase) in interest receivable                                                       (737,324)             (941,131)
      Increase  in interest payable                                                            718,906               154,740
      (Increase) in other assets                                                            (7,069,207)             (318,329)
      Increase in other liabilities                                                            173,513               250,608
                                                                                     ------------------  --------------------
                                 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES           (1,221,511)            4,356,358

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                                   53,017,230            23,328,669
  Maturities of available-for-sale investment securities                                     1,423,808             3,744,525
  Maturities of held-to-maturity investment securities                                       8,928,643             3,540,445
  Purchases of held-to-maturity investment securities                                                0            (7,799,022)
  Purchases of available-for-sale investment securities                                   (103,067,893)          (34,823,329)
  Net (increase) decrease in credit card receivables                                            (6,863)               38,092
  Net  (increase) decrease in longer-term loans                                            (13,121,572)            6,244,815
  Purchases of premises and equipment,
    net of retirements                                                                      (5,698,034)           (1,541,821)
                                                                                     ------------------  --------------------
                                          NET CASH (USED) BY INVESTING ACTIVITIES          (58,524,681)           (7,267,626)

DEPOSIT AND FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits
    and savings accounts                                                                    50,645,513           (42,573,724)
  Net increase in certificates of deposit                                                   12,639,160            43,178,557
  Net increase in short-term funds                                                           1,305,031             1,110,990
  Cash dividends                                                                            (1,620,165)           (1,486,108)
  Dividend investment plan                                                                           0               368,583
  Long-term incentive plan                                                                           0               259,442
                                                                                     ------------------  --------------------
                                        NET CASH PROVIDED BY FINANCING ACTIVITIES           62,969,539               857,740
                                                                                     ------------------  --------------------
        Increase (decrease) In Cash and Cash Equivalents                                     3,223,347            (2,053,528)

Cash and cash equivalents at beginning of period                                            29,511,296            31,771,444
                                                                                     ------------------  --------------------
                                       CASH AND CASH EQUIVALENTS AT END OF PERIOD          $32,734,643           $29,717,916
                                                                                     ==================  ====================

See accompanying notes to consolidated financial statements.

(A) Financial data included in the September 30, 1996, Statement of Cash Flows reflects correction of previously reported information more specifically described in Note A.

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

RESTATEMENT OF FINANCIAL STATEMENTS: The accompanying unaudited consolidated financial statements have been restated from those previously published to reflect the reversal of the amount originally recognized in the third quarter of 1996 related to a one-time gain on the sale of the Bank's credit card portfolio. Accordingly, the Corporation has decreased its reported Other Income for the third quarter by $486,129, with the resulting after-tax effect of reducing third quarter net income by $320,845. The sale did not close during 1996 as anticipated. However, it is expected to close in the first half of 1997, at which time the related revenue will be recognized.

The reconciliation of previously reported results to restated results for the three and nine months ended September 30, 1996 are as follows:

                                   Three Months Ended                              Nine Months Ended
                                   September 30, 1996                              September 30, 1996
                             ---------------------------------          -------------------------------------
                             Previously                  As              Previously                      As
                             Reported    Adjustment    Restated          Reported     Adjustments     Restated
                             ----------  ----------    --------          ----------   -----------     --------
Total Other Income          $1,958,255   $(486,129)   $1,472,126        $5,316,126    $(486,129)    $4,829,987

Net Income                  $1,630,045   $(320,845)   $1,309,200        $4,549,854    $(320,845)    $4,229,009

Income per share            $     0.47   $   (0.09)   $     0.38        $     1.32    $   (0.09)    $     1.23

NOTE B -- ACQUISITIONS

On April 2, 1996, CoBancorp, Inc. announced it had entered into a Letter of Agreement with Jefferson Savings Bank, whereby it will purchase the Ohio-chartered savings and loan located in Dublin, Ohio . The transaction is subject to regulatory approval and is expected to close in the first quarter of 1997.

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

     EARNINGS RESULTS Net income decreased 6.91 percent to $4,229,000 for the first nine months of 1996, from the $4,543,000 earned in the same period of 1995. Earnings per share were $1.23 and $1.32 for the first nine months of 1996 and 1995, respectively. The changes affecting net income are explained in detail in the following sections.

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

     The increase in fully-taxable equivalent net interest income of $1,314,000, or 6.7 percent, is due primarily to an increase in interest-earning assets. This increase was partially offset by an increase in interest-bearing liabilities and a decrease in the yield on interest earning assets.

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

AVERAGE CONSOLIDATED BALANCE SHEETS AND
SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)

Nine months ended  9/30/96 vs. 9/30/95
(in thousands of dollars)

                                                                                                  Change in
                                                                                        interest income/expense due to
                                        Avg. Bal.   Current    Avg. Bal.    Old       ---------------------------------
                                         9/30/96      rate      9/30/95     rate         Volume     Rate       Both       TOTAL
                                         -------      ----      -------     ----         ------     ----       ----       -----
Taxable securities                       $134,565     6.46%     $88,334     6.67%      $2,316      ($141)     ($73)      $2,102
Nontaxable securities                      70,371     7.84%      74,962     8.05%        (277)      (116)        7         (386)
Federal funds sold & s/t funds              7,171     5.94%       1,994     5.77%         224          3         9          236
Taxable loans:
    Real estate loans                     143,250     7.98%     152,045     7.98%        (494)         1       (28)        (521)
    Commercial loans                      136,220     9.43%     132,580     9.29%         287        147        (1)         433
    Installment loans                      41,747    10.24%      40,029    10.04%         140         61         3          204
    Overdrafts                              1,174     0.00%         254     0.00%           0          0         0            0
    Quickline loans                           193    16.58%         122    17.21%           9         (1)        0            8
    Credit card loans                       2,835    44.97%       2,710    40.11%          41         99        (1)         139
Nontaxable loans:
    IRBs                                    2,456     7.29%       2,796    10.41%         (27)       (65)        8          (84)
                                         --------              --------               -------       ----     -----       ------
     TOTAL INTEREST-EARNING ASSETS        539,982     8.27%     495,826     8.45%       2,219        (12)      (76)       2,131

Noninterest-earning assets
    Cash and due from banks                27,933                24,112
    Bank premises and equipment            14,014                10,821
    Other assets                           19,954                13,228
    Less allowance for loan losses         (6,000)               (5,700)
                                         --------              --------
                                           55,901                42,461
                                         --------              --------
                        Total assets     $595,883              $538,287
                                         ========              ========

Interest-bearing transaction accts:
    NOW/Advantage 50                       63,101     1.83%      51,140     2.05%         187        (84)      (21)          82
Savings accounts:
    Savings                               140,601     2.25%     131,775     2.32%         162        (75)       (6)          81
    IMMAs                                  22,910     2.02%      24,961     2.16%         (32)       (26)        2          (56)
    Index                                  12,292     4.76%           0     0.00%         439          0         0          439
Time deposits:
    Christmas/vacation club                 1,205     3.90%       1,129     4.43%           3         (4)        0           (1)
    CD under $100,000                     133,074     5.37%     103,455     4.99%       1,125        289        82        1,496
    CD over $100,000 (regular)             13,046     5.30%      14,570     6.23%         (69)      (101)       11         (159)
    CD over $100,000 (public funds)        20,626     5.32%      44,487     6.09%      (1,084)      (259)      139       (1,204)
    IRAs                                   35,827     5.37%      31,135     4.88%         176        115        18          309
Short-term borrowings:
    Repurchase agreements                   3,024     4.73%       3,581     5.22%         (21)       (13)        1          (33)
    Fed funds purchased                     2,181     5.41%       4,387     6.13%        (101)       (24)       11         (114)
    Notes payable TT&L                      1,952     5.17%       2,516     5.48%         (23)        (6)        1          (28)
    Sweep                                  13,953     1.97%      12,707     2.16%          21        (18)        2            5
                                         --------              --------               -------     ------     -----       ------
    TOTAL INTEREST-BEARING LIABILITIES    463,792     3.64%     425,843     3.73%         783       (206)      240          817
                                                                                      -------     ------     -----       ------

Noninterest-bearing liabilities
    Demand deposits                        77,090                62,742
    Other liabilities                       4,479                 5,078
Shareholders' equity                       50,522                44,624
                                         --------              --------
               Total liabilities and
                shareholders' equity     $595,883              $538,287
                                         ========              ========

       NET INTEREST INCOME                            5.14%                 5.25%     $1,436        $194     ($316)      $1,314
                                                                                      =========================================


YTD FTE net interest income (current year)         $20,953
YTD FTE net interest income (prior year)            19,639
                                                   -------
    Change in FTE net interest income               $1,314
                                                   =======

Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NET NONINTEREST EXPENSES Total net noninterest expense (total noninterest expense less total noninterest income) has increased to $14,477,000 for the first nine months of 1996, compared to $12,345,000 the previous year. The increase in expenses has been offset by increased income from service charges on deposit accounts of $782,000 or 56.0% as compared to the same period last year. The Bank continues to benefit from the results of a comprehensive review of the Bank's pricing structure in late 1995. Securities gains represented $294,000 in income for the first nine months of 1996, compared to a gain of $244,000 for the same period in 1995, this represents an increase of 20.6%. Trust fees were up 7.3 percent in 1996 at $1,061,000, versus $989,000 for the comparable period in 1995. For the first nine months of 1996, salaries, wages and benefits expense increased $1,331,000 over the same period for 1995. However, during 1996 the Bank added fourteen new branches and approximately 54 new employees. (Eleven branches were acquired in February of 1996).

At the beginning of 1996, the Federal Deposit Insurance Corporation (FDIC) reduced rates for well-capitalized institution's (such as PREMIERBank & Trust) Bank Insurance Fund (BIF)-insured deposits to zero, from $0.23 per $100 of insured deposits during 1995. This resulted in a decrease in FDIC insurance expense of $430,000 in the first nine months of 1996 as compared to 1995. In addition, the Bank has approximately $37 million of deposits insured by the FDIC in the Savings Association Insurance Fund (SAIF). On September 30, 1996, Congress enacted legislation to recapitalize SAIF. The legislation provided for a one-time assessment of $0.657 per $100 of SAIF-insured deposits, for which the Bank recorded an expense of approximately $244,000 in the third quarter. During 1997, the insurance rate of SAIF-insured deposits will decline from the $0.23 per $100 currently assessed to $0.064 per $100.

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

In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present and anticipated economic conditions and the credit worthiness of its borrowers. The allowance for loan losses is increased by provisions charged against income and recoveries of loans previously charged off. The allowance is decreased by loans that are determined uncollectable by management and charged against the allowance.

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

                                                           Nine months ended                        Year ended
                                                          September 30, 1996                     December 31, 1995
                                                                 ($000)                               ($000)
                                                       ---------------------------          -------------------------
Allowance for loan losses at beginning of
period                                                            $5,850                               $5,617
Loans charged off:
   Real estate                                                        20                                    2
   Installment                                                       351                                  510
   Credit card                                                        73                                   85
   Other                                                               0                                    4
   Commercial and collateral                                         163                                   27
                                                       ---------------------------          -------------------------
                                                                     607                                  628

Recoveries on loans charged off:
   Real estate                                                         5                                    3
   Installment                                                       247                                  318
   Credit card                                                        17                                   16
   Other                                                               0                                    2
   Commercial and collateral                                         382                                  342
                                                       ---------------------------          -------------------------
                                                                     651                                  681

Net charge-offs (recoveries)                                         (44)                                (53)
Provision for loan losses                                            100                                 180
                                                       ---------------------------          -------------------------
Allowance for loan losses at end of period

                                                                  $5,994                              $5,850
                                                       ===========================          ==========================

Ratio of allowance for loan losses to total
loans at end of period                                              1.80%                               1.82%
                                                       ===========================          ==========================

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                               September 30, 1996            December 31, 1995
                                                                     ($000)                        ($000)
                                                            -------------------------     -------------------------
Accruing loans past due 90 days or more as to
  principal or interest:
   Loans secured by real estate                                         $    0                         $   35
   Commercial and industrial                                                 7                              0
   Loans to individuals                                                     65                             71
                                                            -------------------------     ------------------------
                                                                        $   72                         $  106
                                                            =========================     ========================

Nonaccrual loans:
   Loans secured by real estate                                         $  449                         $ 783
   Commercial and industrial                                               162                            76
   Loans to individuals                                                      0                             0
                                                            -------------------------     -------------------------
                                                                          $611                         $ 859
                                                            =========================     =========================

CAPITAL At September 30, 1996, PREMIERBank and Trust's and CoBancorp's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                                                 Well-
                                                            PREMIERBank        COBANCORP      Capitalized
                                                              & Trust             Inc.          minimums
                                                            -----------        ---------      -----------
         Tier 1 "core" capital to risk-weighted assets         12.55%             12.88%           6.00%
         Total capital to risk-weighted assets                 13.81%             14.13%          10.00%
         Tier 1 leverage ratio                                  7.60%              7.63%           5.00%

These ratios substantially exceed the minimums which are in effect for banks after the end of 1992, and also exceed the percentages required to be considered "well-capitalized".

Return on average assets was 0.95 percent for the first nine months of 1996, compared to 1.15 percent for the same period in 1995.

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

                                                  COBANCORP INC.
                                                  (Registrant)

                                                  /s/ Timothy W. Esson
                                                  ---------------------
                                                  Timothy W. Esson
                                                  Executive Vice President and
                                                  Chief Financial Officer

March 11, 1997