Form 10-K
period 1996-12-31
COBANCORP INC
filed 1997-03-28
CIK 745276

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________TO _______________.

COMMISSION FILE NUMBER 0-13166.

                                 COBANCORP INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                   34-1465382
    ------------------------------                    -------------------
   (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION                     IDENTIFICATION NO.)

      1530 WEST RIVER ROAD, NORTH
             ELYRIA, OHIO                                    44035
----------------------------------------              -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number, including area code:  216-329-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, computed using the closing bid quotation as reported by the Nasdaq National Market System, of the voting stock held by nonaffiliates of the registrant (exclusive of 226,144 shares held by the CoBancorp Inc. Employee Stock Ownership Plan and 259,482 non-ESOP shares held by directors and executive officers of the Corporation) as of January 31, 1997:

        Common Stock, no par value--$63,816,257

The number of shares outstanding of the issuer's classes of common stock as of January 31, 1997:

        Common Stock, no par value--3,453,824 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II.

        Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held April 16, 1997, are incorporated by reference into Part III.


        The index to exhibits in this filing begins on page 27.

                                 COBANCORP INC.

                                FORM 10-K REPORT
                                TABLE OF CONTENTS


ITEM                                                                                        PAGE
----                                                                                        ----

                                     PART I

1.   BUSINESS ...............................................................................  4
     Description of Business ................................................................  4
     Acquisitions ...........................................................................  5
     Competition ............................................................................  6
     Regulation .............................................................................  6
     Examination and Supervision ............................................................  7
     Federal Reserve System .................................................................  7
     Insurance of Deposits ..................................................................  7
     Community Reinvestment Act .............................................................  7
     Executive Officers of the Registrant ...................................................  8
     Supplemental Financial Data ............................................................  8
2.   PROPERTIES .............................................................................  9
3.   LEGAL PROCEEDINGS ...................................................................... 11
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................... 11

                                     PART II

5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     ........................................................................................ 11

6.   SELECTED FINANCIAL DATA ................................................................ 11
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .. 11

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................................ 26
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ... 26


                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................................... 27
11.  EXECUTIVE COMPENSATION ................................................................. 27
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......................... 27
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................................... 27

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ........................ 27

                                   SIGNATURES

     SIGNATURES ............................................................................. 29

                                     PART I

ITEM 1.  BUSINESS

                             DESCRIPTION OF BUSINESS

        CoBancorp Inc. (the "Corporation"), headquartered in Elyria, Ohio, is a bank holding company registered with the Federal Reserve System whose principal asset is the common stock of its wholly owned commercial bank subsidiary, PREMIERBank & Trust (the "Bank").

        The Corporation was organized under Ohio law in November 1983 and remained inactive until September 8, 1984. On that date, the Bank's shareholders became Corporation shareholders in a tax-free and regulatory reorganization. This transaction was accounted for as a pooling of interests.

        As a bank holding company, the Corporation is exclusively engaged and intends to continue to engage in the management of the Bank. The Bank was chartered by the State of Ohio in 1926 and is a member bank of the Federal Reserve System. As of December 31, 1996, the Bank operates thirty-six (36) banking offices throughout its market area of Lorain County and portions of Cuyahoga, Erie, Richland, Huron, Delaware, Franklin and Crawford Counties. The Bank has 41 automated teller machines ("ATMs") and is a member of the MAC and Plus ATM networks. As a member bank of the Federal Reserve System, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. The Bank is subject to primary regulation by the Federal Reserve and the Ohio Department of Commerce, Division of Banking. The Bank is also subject to regulation by the FDIC. The Corporation's activities as a bank holding company are regulated by the Federal Reserve, and the Corporation's corporate governance is determined by Ohio law.

        The Bank provides commercial and retail banking services to individual, business, institutional and governmental customers. These services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, a credit card system and safe deposit facilities. CoBancorp, Inc. operates in markets that are diverse in their economic base, ranging from service, governmental and educational orientation in the Columbus, Ohio MSA, to heavy and light industrial activity in the Cleveland/Elyria markets and agricultural orientation in the geographical area between Lorain and Columbus.

        Consistent with formally approved Loan Policy, the Bank offers a variety of commercial loans involving differing characteristics depending on purpose, intent, maturity and collateral; real estate loans structured to include traditional and nonresidential lending activities; and consumer loans designed to meet a multitude of credit needs on both a secured an unsecured basis. As guidance in underwriting criteria for each category of loans referenced above, loan-to-value ratios and lien positions are considered as components to structures and designs. They will vary based on characteristics contained in the respective loan category.

        The Trust Department of the Bank performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

        As of December 31, 1996, in the opinion of management, the Corporation did not have any concentration of loans to similarly situated borrowers. There were no foreseeable losses relating to other interest-earning nonloan assets. Growth of the Bank's commercial loan portfolio has originated in the nontraditional part of its operating franchise, i.e. Columbus MSA and Cleveland, thus permitting geographical diversification in its lending processes. This is perceived by management as being an appropriate risk diversification strategy attempting to balance its portfolio and guard against cyclical cycles of certain industry classifications.

        The Bank is not significantly affected by seasonal activity or large deposits of individual customers. The Bank is not engaged in operations in any foreign country.

        On December 31, 1996, the Corporation and its subsidiary employed approximately 339 full-time and 75 part-time employees. None of the employees is represented by a union or collective bargaining group. Management considers its relations with employees to be satisfactory. Employee benefit programs are considered by management to be competitive with benefits provided by other financial institutions and major employers within the normal operating area.

                                  ACQUISITIONS

        On February 16, 1996, the Registrant and its banking subsidiary, PremierBank & Trust completed the acquisition of eleven branches of Bank One, Cleveland, N.A. ("Bank One") located in Lorain County, Ohio. The branches acquired by Premier had total deposits of approximately $111 million. The branches were acquired by the Bank for total consideration of $5,526,681, representing a premium of 5% on core deposits.

        Under the terms of the transaction, the Bank acquired the branches and associated assets such as furniture, fixtures and equipment and approximately $283,000 of certain deposit account-related loans, and the Bank assumed the deposit account liabilities of Bank One associated with these branches. Eight of the branches are situated on real estate acquiried by the Bank, and the other three are leased. During 1996, three of the branches acquired from Bank One were consolidated into existing PremierBank branch locations.

        On February 27, 1997 CoBancorp acquired Jefferson Savings Bank, an Ohio-chartered savings association with assets of approximately $62 million, by means of a merger of an interim subsidiary of CoBancorp with and into Jefferson. Cash in the amount of $6,733,000 was paid to Jefferson's shareholders. They also received additional consideration of $649,498 attributable to certain favorable tax benefits (confirmed by an IRS Private Letter Ruling dated May 31, 1996) in exchange for Jefferson's 3,535 issued and outstanding shares. The transaction was accounted for under the purchase method. Jefferson remains a separate savings association subsidiary of CoBancorp.

        The terms of the sale, including the purchase price and form of consideration were the result of arms'-length negotiations between the parties. Prior to this transaction, there has been no material relationship between Jefferson and CoBancorp, its affiliates, any officer or director of CoBancorp or any of their affiliates.

        In connection with the acquisition, CoBancorp acquired all of the equipment and other physical property used in Jefferson's banking business. CoBancorp intends to continue to use the assets acquired in this transaction in the manner utilized by Jefferson prior to the acquisition.

        Jefferson conducts its operations in three branch locations in Madison County, Ohio, all of which will continue in operation for the immediate future following the acquisition.

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

        The Corporation's cash revenues are derived primarily from dividends paid by the Bank, its subsidiary. These dividends are subject to various legal and regulatory restrictions. Reference is made to Note H of the Registrant's 1996 Annual Report to Shareholders, which is contained in Exhibit 13 of this filing.

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

        The Corporation and the Bank are subject to various regulatory capital requirements. Further discussion is included in Note Q to the Notes to the Registrant's Annual Report to Shareholders, which is incorporated herein by reference.


                             FEDERAL RESERVE SYSTEM

        Under Federal Reserve Board regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), and non-personal time deposits. The current reserve requirement for transaction accounts is 3 percent for the first $52 million, and 10 percent of any additional deposits in transaction accounts. Since December 31, 1990, no reserves must be maintained on time deposits, which include borrowings with original maturities of less than one and one-half years. These amounts and percentages are subject to adjustment by the Federal Reserve Board. Money market deposit accounts are subject to the reserve requirement applicable to time deposits when held by an entity other than a natural person.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF JANUARY 31, 1997)

                                                                              Executive
                                                                               Officer
     Name                Age                 Position                           Since
     ----                ---                 --------                           -----
John S. Kreighbaum       50    Chairman, President and Chief Executive Officer  1991

Timothy W. Esson         47    Executive Vice President and Treasurer           1980

James R. Bryden          54    Regional President/North Central District        1987

Robert J. Scott          48    Senior Vice President/Director of Investment
                               Management and Trust Services                    1993

Bruce E. Stevens         48    Senior Vice President/Director of Lending        1993

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

                           SUPPLEMENTAL FINANCIAL DATA

        Numeric disclosure regarding the Corporation's business and supplemental financial data concerning the Corporation and the Bank as described below is incorporated herein by reference to the pages of this report set forth opposite each specific caption:

CAPTION                                                                  PAGE
-------                                                                  ----
Return on Equity and Assets                                                12
Average Consolidated Balance Sheets, Net Interest Income and Rates         13
Summary of Changes in Net Interest Income                                  16
Loan Portfolio                                                             19
Loan Maturities and Sensitivity to Changes in Interest Rates               19
Investment Securities Carrying Value and Yield by Maturity Date            20
Deposits                                                                   21
Short-Term Funds                                                           22
Credit Quality and Experience                                              22

ITEM 2.  PROPERTIES

        The principal office of CoBancorp Inc. and PREMIERBank & Trust is located at 1530 West River Road North, Elyria, Ohio. At December 31, 1996, the Bank owned 23 of its banking and ATM facilities and leased the other 20 facilities. Currently, two of its full-service branches are located in supermarkets.

        Through the Bank, the Corporation owns and operates a total of 42 ATMs at various branch offices and at seven remote locations and is a member of the MAC Network, which provides its members with regional ATM access, and the Plus System ATM network, which provides its members with international access.

        The following table sets forth certain information regarding the properties of the Corporation and the Bank. Neither the Corporation nor the Bank has any mortgage indebtness on any of its properties.

                                                 OWNED OR           LEASE
 OFFICE LOCATION                                 LEASED             EXPIRATION
 ---------------                                 ------             ----------
ELYRIA
     1530 West River Road North                  Owned
     124 Middle Avenue                           Owned
     230 East Broad Street                       Owned
     248 North Abbe Road                         Leased             March 2008
     1000 North Abbe Road                        Owned
     38473 Chestnut Ridge Road                   Leased             November 1997
     Elyria United Methodist Home
        807 West Avenue                          Leased             December 1999
     672 Oberlin Road                            Owned
    *8703 West Ridge Road                        Leased             June 1999
    *Elyria Memorial Hospital
        630 East Rive Street                     Leased             July 2001

AMHERST
     160 Cleveland Avenue                        Owned
     938 North Leavitt Road                      Owned

AVON
     36000 Detroit Road                          Leased             May 2011

AVON LAKE
    *33388 Walker Road                           Leased             March 1997

CLEVELAND
     200 Public Square                           Leased             November 2000

CRESTLINE
     350 North Seltzer Street                    Owned

DELAWARE
     95 East William Street                      Owned
    *1760 Columbus Pike (Wal-Mart)               Leased             March 1999
    *561 W. Central Drive (Grady Memorial
        Hospital)                                Leased             May 1998

GRAFTON
     432 North Main Street                       Owned

GREENWICH
     13 Main Street                              Owned

                                                 OWNED OR           LEASE
 OFFICE LOCATION                                 LEASED             EXPIRATION
 ---------------                                 ------             ----------
HURON
     410 Cleveland Road East                     Leased             May 1997

KIPTON
     299 State Street                            Owned

LORAIN
     3903 Pearl Avenue                           Leased             November 2000
     1619 Kansas Avenue                          Owned
     1139 Tower Boulevard                        Leased             February 1999
     301 West Erie Avenue                        Owned
     2808 W. 21st Street                         Owned

NORTH RIDGEVILLE
     38659 Center Ridge Road                     Owned
     34210 Center Ridge Road                     Owned

NORTH OLMSTED
   **4700 Great Northern Boulevard               Leased             June 2001

OBERLIN
     49 South Main Street                        Owned
    *Oberlin College (Wilder Hall)               Leased             monthly
    *291 South Main Street (Station Square)      Leased             March 1999
     15181 State Route 58 (Lorain Co. JVS)       Leased             December 1999

POWELL
     9494 Wedgewood Boulevard                    Leased             September 2016

SHEFFIELD LAKE
   **4100 Ivanhoe Drive                          Leased             monthly

SHILOH
     23 West Main Street                         Owned

SOUTH AMHERST
     107 N. Lake Street                          Owned

VERMILION
     4530 Liberty Avenue                         Owned

WELLINGTON
     216 N. Main Street                          Owned

WESTLAKE
     801 Crocker Road                            Owned

WORTHINGTON
     2182 West Dublin-Granville Road             Leased             April 1997

*   Remote ATM only
**  Full-service branch located on premises of a supermarket.

ITEM 3.  LEGAL PROCEEDINGS

        There is no pending litigation of a material nature in which the Corporation or the Bank is involved at December 31, 1996, and no such legal proceeding was terminated during the fourth quarter of 1996. Furthermore, there is no material proceeding in which any director, officer, or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Corporation or the Bank.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        Reference is made to the table "Market and Dividend Information" which is contained in the Registrant's 1996 Annual Report to Shareholders, included in this filing in Exhibit 13 and incorporated herein by reference, for information concerning the principal market for Registrant's Common Stock, market prices, number of shareholders and dividends. Reference is made to Note H to the Consolidated Financial Statements which is contained in the Registrant's 1996 Annual Report to Shareholders, for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        Reference is made to the table entitled "Consolidated Financial Highlights," contained in the Registrant's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CoBancorp Inc. is a bank holding company with total consolidated assets at year-end 1996 of $599 million. Its subsidiary, PREMIERBank & Trust, maintains offices in Lorain County, as well as Cuyahoga, Erie, Huron, Richland, Delaware, Crawford and Franklin Counties.

        This section of the report provides a narrative discussion and analysis of the consolidated financial condition and results of operations of CoBancorp Inc. and PREMIERBank & Trust for the past three years. The supplemental financial data included in this section should be read in conjunction with the consolidated financial statements and related disclosures included in the Registrant's 1996 Annual Report to Shareholders, presented as Exhibit 13 of this filing, which are incorporated herein by reference. All shares outstanding and per share data have been adjusted for a three percent stock dividend in 1995 and a four-for-three stock splits in 1994 and 1993.

                              PERFORMANCE OVERVIEW

        Net income for 1996 was $7,132,000, or $2.07 per share, compared to $6,402,000, or $1.86 per share in 1995, and $5,686,000 or $1.68 per share in
1994. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets (ROA). ROE is the ratio of income earned to average shareholders' equity. ROE for 1996 was 13.8 percent, compared to 14.0 percent in 1995 and 14.3 percent in 1994. ROA measures how effectively a corporation uses its assets to produce earnings. For 1996, return on average assets was 1.20 percent. ROA was 1.20 percent in 1995 and 1.15 percent in 1994.

        The following table sets forth operating and capital ratios of the Corporation.

                           RETURN ON EQUITY AND ASSETS

                                                             DECEMBER 31
                                                    --------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Return on average assets                             1.20%     1.20%      1.15%
Return on average equity                            13.81     13.98      14.28
Dividend payout ratio                               30.47     31.28      30.70
Ratio of average equity to average assets            8.67      8.56       8.06

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

        The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis grew to $28,276,000 in 1996, from $26,199,000 in 1995 and $24,756,000 in 1994. Reference is made to the "Summary of Changes in Net Interest Income" on page 16 of this report for a detailed analysis of factors affecting this trend in net interest income. Net interest margin, which is net interest income divided by average earning assets, was 5.24 percent in 1996 compared with 5.31 percent in 1995 and 5.70 percent for 1994.

        Average earning assets, as a percentage of total average assets, increased to 90.5 percent this year compared to 92.7 percent in 1995 and 91.4 percent in 1994.

        The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following tables.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                                   1996
                                                 AVERAGE
                                                  DAILY                         YIELD/
                                                 BALANCE          INTEREST      RATE
                                                 -------          --------      ----
Assets
     Interest-earning assets
         Loans (including fees)
             Taxable                            $ 327,872        $30,286         9.24%
             Tax-exempt                             2,432            189         7.77%
         Investment securities
             Taxable                              134,024          8,830         6.59%
             Tax-exempt                            68,541          5,382         7.85%
         Federal funds sold and
            other short-term funds                  6,602            388         5.88%
                                                ---------        -------
             Total interest-earning assets        539,471         45,075         8.35%

     Noninterest-earning assets:
        Cash and due from banks                    27,501
        Bank premises and equipment                14,760
        Other assets                               20,255
        Less allowance for loan losses             (5,988)
                                                ---------
             Total assets                       $ 595,999
                                                =========

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
        Interest-bearing transaction
           accounts                             $  63,051        $ 1,142         1.81%
         Savings                                  176,077          4,235         2.40%
         Time deposits                            201,112         10,789         5.36%
         Short-term funds                          21,549            633         2.94%
                                                ---------        -------
           Total interest-bearing
              liabilities                         461,789         16,799         3.64%
                                                                 -------
     Noninterest-bearing liabilities:
        Demand deposits                            77,597
        Other liabilities                           4,953
        Shareholders' equity                       51,660
                                                ---------
           Total liabilities and
              shareholders' equity              $ 595,999
                                                =========
Net interest income                                              $28,276
                                                                 =======
Net yield/rate on interest-earning assets                                        5.24%
                                                                                 ====

Notes:  Nonaccrual loans are included in average loan balances.
        Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1996, 1995 and 1994.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                                   1995
                                                 AVERAGE
                                                  DAILY                         YIELD/
                                                 BALANCE         INTEREST       RATE
                                                 -------         --------       ----
Assets
     Interest-earning assets:
        Loans (including fees)
             Taxable                            $ 325,524        $29,670        9.11%
             Tax-exempt                             2,756            289       10.49%
        Investment securities
             Taxable                               85,486          5,789        6.77%
             Tax-exempt                            75,338          6,080        8.07%
        Federal funds sold and other
          short-term funds                          2,837            166        5.93%
                                                ---------        -------
             Total interest-earning assets        491,941         41,994        8.54%
     Noninterest-earning assets:
        Cash and due from banks                    23,808
        Bank premises and equipment                11,013
        Other assets                               14,601
        Less allowance for loan losses             (5,756)
                                                ---------
                                                   43,666
                                                ---------
             Total assets                       $ 535,607
                                                =========

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
         Interest-bearing transaction
            accounts                            $  51,056          1,044        2.05%
         Savings                                  153,721          3,529        2.30%
         Time deposits                            193,854         10,390        5.36%
         Short-term borrowings                     23,144            832        3.59%
                                                ---------        -------
             Total interest-bearing
                liabilities                       421,775         15,795        3.75%
                                                                 -------
     Noninterest-bearing liabilities:
        Demand deposits                            63,613
        Other liabilities                           4,419
        Shareholders' equity                       45,800
                                                ---------
             Total liabilities and
                shareholders' equity            $ 535,607
                                                =========
Net interest income                                              $26,199
                                                                 =======
Net yield/rate on interest-earning assets                                       5.31%
                                                                                ====


Notes:  Nonaccrual loans are included in average loan balances.
        Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1996, 1995 and 1994.

AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                                  1994
                                                AVERAGE
                                                 DAILY                         YIELD/
                                                BALANCE          INTEREST      RATE
                                                -------          --------      ----
Assets
     Interest-earning assets:
        Loans (including fees)
             Taxable                            $ 308,853        $27,108        8.78%
             Tax-exempt                             3,768            244        6.48%
        Investment securities
             Taxable                               69,585          4,406        6.33%
             Tax-exempt                            67,368          5,425        8.05%
        Federal funds sold and other
          short-term funds                          2,439            101        4.14%
                                                ---------        -------
             Total interest-earning assets        452,013         37,284        8.25%
     Noninterest-earning assets:
        Cash and due from banks                    23,706
        Bank premises and equipment                10,676
        Other assets                               13,422
        Less allowance for loan losses             (5,481)
                                                ---------
                                                   42,323
                                                ---------
             Total assets                       $ 494,336
                                                =========

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
         Interest-bearing transaction
            accounts                            $  53,760          1,104        2.05%
         Savings                                  174,097          4,044        2.32%
         Time deposits                            140,050          5,743        4.10%
         Short-term borrowings                     22,350            637        2.85%
                                                ---------        -------
             Total interest-bearing
                liabilities                       390,257         11,528        2.95%
                                                                 -------
     Noninterest-bearing liabilities:
        Demand deposits                            59,674
        Other liabilities                           4,586
         Shareholders' equity                      39,819
                                                ---------
             Total liabilities and
                shareholders' equity            $ 494,336
                                                =========
Net interest income                                              $25,756
                                                                 =======
Net yield/rate on interest-earning assets                                       5.70%
                                                                                ====


Notes:  Nonaccrual loans are included in average loan balances.
        Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1996, 1995 and 1994.

        The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities (in thousands of dollars):

                    SUMMARY OF CHANGES IN NET INTEREST INCOME


                                                   1996 VS. 1995                           1995 VS. 1994
                                          INCREASE (DECREASE) DUE TO (1)           INCREASE (DECREASE) DUE TO (1)
                                         ---------------------------------       -----------------------------------
                                          VOLUME       RATE          NET         VOLUME         RATE           NET
                                         -------       -----       -------       -------       -------       -------
Interest income:
     Loans, net of unearned
        income (2)                       $   306       $ 207       $   513       $ 1,492       $ 1,116       $ 2,608
     Securities                            2,741        (398)        2,343         1,740           298         2,038
     Federal funds sold                      221           3           224            17            47            64
                                         -------       -----       -------       -------       -------       -------
             Total interest-earning
                assets                     3,268        (188)        3,080         3,249         1,461         4,710

Interest expense:
     Interest-bearing transaction
        accounts                            (249)        152           (97)           56             4            60
     Savings                                (852)        145          (707)          470            45           515
     Time deposits                          (179)       (218)         (397)       (2,207)       (2,440)       (4,647)
     Short-term funds                        144          54           198           (43)         (152)         (195)
                                         -------       -----       -------       -------       -------       -------
             Total interest-bearing
                liabilities               (1,136)        133        (1,003)       (1,724)       (2,543)       (4,267)
                                         -------       -----       -------       -------       -------       -------
Change in net interest income            $ 2,132       $ (55)      $ 2,077       $ 1,525       $(1,082)      $   443
                                         =======       =====       =======       =======       =======       =======


(1) Changes in interest income not arising solely from rate or volume variances are included in rate variances.

(2) Nonaccrual loans are included in average loan balances.

PROVISION FOR LOAN LOSSES

        During 1996, $1,775,000 of the allowance for loan losses was returned to income. The expense related to the total provision for loan and real estate losses was $180,000 in 1995 and $208,000 in 1994. Additional discussion regarding the provision for loan losses and the allowance for loan losses is contained in this report in the section entitled "Credit Quality and Experience" on page 24.

NONINTEREST INCOME

        Total noninterest income, exculsive of securities gains, increased $1,586,000, or 35.8% in 1996 when compared to 1995. 1995 represented an increase of $479,000, or 12.1% over 1994. In 1996, service charges on deposit accounts increased $944,000. This increase was primarily a result of the acquisition of eleven branches from Bank One, as well as ongoing evvaluation of service charges. In 1995, the Corporation completed a comprehensive internal and competitive review of service charges. As a result, service charges on deposits increased $174,000 that year. In 1994, the increase in service charges of $235,000 was due primarily to growth in transaction and savings account deposits, as well as pricing adjustments. Income from trust activities has increased each year, to $1,424,000 in 1996. Total assets managed by the Trust Department aggregated $218,600,000, $204,000,000 and $181,300,000 at December
31, 1996, 1995 and 1994, respectively. Gains and losses on the sale of investment securities also impact comparisons. Security transaction resulted in gains of $409,000, $284,000 and $454,000 in 1996, 1995 and 1994 respectively.

NONINTEREST EXPENSES

        The Corporation and the Bank have continued to focus efforts on cost efficiency during the last three years. In early 1995, a comprehensive program was begun to review and challenge staffing levels in the organization, with the objective of ensuring optimal levels of customer service by staffing based on customers' banking patterns. In 1996, this program was enhanced by the implementation of neighborhood banking hours. Full-time equivalent staff was 373 at December 31, 1996, compared to 313 and 328 at the same dates in 1995 and 1994. During 1996, approximately 45 full-time equivalent employees were added as a result of the Bank One branch acquisitions. As a result of increased staff, plus normal salary growth, total salaries and wages increased approximately $1,521,000 in 1996, to $9,089,000. For the same period, however, the cost of employee benefits increased just $144,000, due primarily to increased employment taxes associated with the increased number of employees. Total salaries and wages were level in 1995 compared with 1994. The cost of employee benefits increased $229,000 in 1995, due primarily to pension and Employee Stock Ownership Plan costs. The increase in salaries, wages and benefits in 1994 when compared to 1993 was due primarily to wage and benefit cost increases and increases in the number of employees due to branch acquisitions.

        FDIC insurance expense decreased significantly in both 1996 and 1995, to $254,000 and $560,000 respectively, from $966,000 in 1994. In September 1995, the Federal Deposit Insurance Corporation (FDIC) reduced the annual premium from $0.23 per $100 of insured deposits to approximately $0.04 per $100 deposits insured in the Bank Insurance Fund (BIF). In December 1995, the FDIC lowered the rate for BIF insured deposits to zero. The Bank also has approximately $27 million of deposits acquired from Savings and Loan institutions which are insured by the FDIC in the Savings Association Insurance Fund (SAIF). These deposits were assessed at $0.23 per $100 per year through September 30, 1996. On September 30, 1996, the FDIC imposed a one-time assessment of approximately $0.657 per $100 of SAIF insured deposits, which resulted in a one-time cost of $190,000 in the third quarter of 1996. Going forward, BIF deposits will be assessed at $0.013 per $100, and SAIF deposits will be assessed at $0.0648 per $100.

INCOME TAXES

        The Corporation employs various strategies in investments and loans to maximize after-tax profits. This ongoing process considers the levels of tax-exempt securities and loans, investment securities gains or losses and allowable loan loss deductions. The Corporation's effective income tax rate (income tax expense divided by income before income taxes) was 18.9% in 1996, compared to 14.8% in 1995 and 18.1% in 1994. The effective tax rate is lower than the statutory rate primarily due to the effect of income on tax-exempt securities and loans. The income tax provision was $1,663,000 in 1996, compared with $1,112,000 in 1995 and $1,256,000 in 1994. For the year ended December 31, 1996, no valuation allowance is required on any of the deferred tax assets recorded due primarily to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.

                               FINANCIAL CONDITION

        The consolidated financial condition of the Corporation and the Bank as of December 31, 1996 and 1995 is presented in the comparative balance sheets contained in Exhibit 13 of this filing and is incorporated herein by reference. The following discussions address key elements of financial condition, including earning assets, the source of funds supporting earnings assets, credit quality and experience, asset and liability management and capital adequacy.

                                 EARNING ASSETS

LOANS

        Loans comprise the majority of the Corporation's earning assets, representing 61.2 percent of average earning assets in 1996, and 66.5 percent in 1995. At year-end 1996, total loans were $340,454,000 which was an increase of $19,945,000 or 6.2% from $320,509,000 at year-end 1995.

        The largest categories in the loan portfolio are residential real estate mortgage loans, which comprised 42.7 percent of total loans at the end of 1996 and commercial and collateral loans which totaled 42.9 percent of the portfolio. Installment loans comprised 13.4 percent of the portfolio. All other loans were
1.0 percent of the portfolio. In 1995, real estate mortgages were 43.3 percent of the loan portfolio, commercial and collateral loans were 43.0 percent, installment loans were 12.8 percent and other loans were 0.9 percent.

        The mix within the commercial loan portfolio is diverse and represents loans to a broad range of business interests, located primarily within the Bank's defined market area, with no significant industry concentration. The installment loan portfolio is composed principally of financing to individuals for vehicles and consumer assets, as well as other personal purposes. The real estate portfolio is primarily residential first mortgages that can qualify for sale into the secondary market. At December 31, 1996, and 1995, there were approximately $20,172,000 and $17,942,000, respectively, in home equity loans. During 1996, approximately $8,220,000 of residential real estate mortgage loans were sold in the secondary market, which provided a source of fee income and additional funds for new lending.

        Loans by major category at the end of the last five years were as follows (in thousands of dollars):

                                 LOAN PORTFOLIO


                                                                  DECEMBER 31
                                    ----------------------------------------------------------------
                                      1996          1995          1994          1993         1992
                                    --------      --------      --------      --------      --------
Real estate                         $145,467      $138,664      $152,695      $132,589      $ 99,761
Installment                           45,600        41,155        38,364        31,229        34,145
Commercial and collateral            146,167       137,702       136,187       122,699       109,169
All other                              3,220         2,988         2,887         2,932         3,330
                                    --------      --------      --------      --------      --------
Total (net of unearned income)      $340,454      $320,509      $330,133      $289,449      $246,405
                                    ========      ========      ========      ========      ========

        The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics of the portfolio and the future profitability of the portfolio. Loans at December 31, 1996, reported at maturity for fixed rate loans, repricing interval for variable rate loans, are as follows (in thousands of dollars):

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                WITHIN       1-5       AFTER
                                1 YEAR      YEARS     5 YEARS     TOTAL
                               --------    -------    -------    --------
Real estate                    $ 29,217    $35,913    $80,337    $145,467
Installment                       3,239     33,173      9,188      45,600
Commercial and collateral       134,490      8,692      2,985     146,167
All other                             0      3,220          0       3,220
                               --------    -------    -------    --------
                               $166,946    $80,998    $92,510    $340,454
                               ========    =======    =======    ========

        Of the loans due or repricing after one year, approximately $33,945,000 have variable interest rates, and $136,343,000 have fixed interest rates.


INVESTMENT SECURITIES

        The investment portfolio is comprised of U.S. Treasury and other U.S. Government agency-backed securities, collateralized mortgage-backed securities, tax-exempt obligations of states and political subdivisions, and certain other investments. The quality of obligations of states and political subdivisions will be A, AA, or AAA, the majority of which will be AA or AAA, as rated by a nationally recognized service. As a matter of policy, in support of our service areas, we may purchase certain unrated bank-qualified bonds of local schools, townships and municipalities, provided they are a sound credit risk.

        The investment portfolio represented 37.5 percent of average earning assets in 1996 and 32.9 percent in 1995. The tax-equivalent yield on the entire portfolio was 7.01, 7.32 and 7.18 percent in 1996, 1995 and 1994, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest rate sensitivity management. In addition, the investment portfolio serves as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic and financial trends.

        As discussed in Note C of the Registrant's 1996 Annual Report to Shareholders, which is incorporated herein by reference, in accordance with the Financial Accounting Standards Board's special report issued on November 15, 1995, the Corporation reclassified approximately $48,706,000 of securities from the held-to-maturity to the available-for-sale category in a single transaction in December 1995.

        The portfolio accounting designations are made in order to attain the objectives of the Corporation's investment portfolio, which are to generate interest income, serve as a liquidity source and play an important role in the management of the interest rate sensitivity of the Corporation. Accordingly, securities purchased for the available-for-sale category are those which may be sold prior to their maturity for purposes of bank asset allocations, rate sensitivity or liquidity and, hence, tend to be more liquid. Securities in the held-to-maturity category are purchased with the intent and ability to hold them to maturity and are, therefore, carried at amortized cost.

        Summary information with respect to the securities portfolio at December 31 follows (in thousands of dollars):

                                                1996                       1995        1994
                                       Held to       Available  1996     Carrying    Carrying
                                       Maturity      for Sale   Yield      Value       Value
                                       --------      --------   -----      -----       -----
U.S. Treasury and other
     U.S. Government agencies
         Under 1 year                 $      0     $ 37,932     7.00%   $ 18,937       $14,193
         1 to 5 years                        0       14,770     6.73%     11,705        18,539
         5 to 10 years                       0        1,146     6.12%      1,009             0
         Over 10 years                       0        2,986     7.87%
                                      --------     --------             --------      --------
             Total                           0       56,834     6.96%     31,651        32,732
States of the U.S. and political
     subdivisions
         Under 1 year                        0       30,943     6.49%      2,927         3,803
         1 to 5 years                        0       21,962     6.47%     34,116        26,701
         5 to 10 years                       0        7,190     7.14%     41,699        42,469
         Over 10 years                       0        6,750     7.48%      1,133           823
                                      --------     --------             --------      --------
             Total                           0       66,845     6.64%     79,875        73,796
Collateralized mortgage-backed
     securities
         Under 1 year                    7,171           20     5.79%     10,883         9,225
         1 to 5 years                   17,966       15,413     5.24%     16,857        10,980
         5 to 10 years                   1,188       19,773     5.34%     16,826        19,897
         Over 10 years                       0          889     5.72%      1,010         1,918
                                      --------     --------             --------      --------
             Total                      26,325       36,095     5.34%     45,576        42,020
Other
         Under 1 year                        0        2,687     6.21%          0         1,260
Total                                 $ 26,325     $162,461             $157,102      $149,808
                                      ========     ========             ========      ========

        The yield at December 31, 1996, was the combined rate for the held-to-maturity and available-for-sale securities portfolios.

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

FEDERAL FUNDS SOLD

        Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1996, 1995 and 1994, these funds represented approximately 1.0 percent, 0.4 percent and 0.5 percent, respectively, of average earnings assets.

                                SOURCES OF FUNDS

DEPOSITS

        The Corporation's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest-bearing and noninterest-bearing demand deposits, savings and other time deposits, excluding certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, money market and other time deposit accounts, increased by 5.8 percent in 1996 to 93.6 percent of average deposits as compared to 87.8 percent in 1995 and 95.5 percent in 1994.


        The following table presents the average amount of and the average rate paid on each of the following deposit categories (dollar amounts in thousands).

                                AVERAGE DEPOSITS

                                                   YEARS ENDED DECEMBER 31
                                           --------------------------------------
                                             1996           1995           1994
                                           --------       --------       --------
AMOUNT
Noninterest-bearing demand deposits        $ 77,597       $ 63,613       $ 59,674
Interest bearing transaction accounts        63,051         51,056         53,760
Savings deposits                            176,077        153,721        174,097
Time deposits                               201,112        193,854        140,050
                                           --------       --------       --------
                                           $517,837       $462,244       $427,581
                                           ========       ========       ========

AVERAGE RATE FOR THE YEAR
Interest bearing transaction accounts          1.81%          2.05%          2.05%
Savings deposits                               2.40%          2.30%          2.32%
Time deposits                                  5.36%          5.36%          4.10%

        The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1996, was (in thousands of dollars):

                      CERTIFICATES OF DEPOSIT OVER $100,000

Three months or less                         $14,283
Over three through six months                  7,530
Over six through twelve months                 4,037
Over twelve months                             1,439
                                             -------
                                             $27,289
                                             =======

        There were seven other time deposits of $100,000 or more at December 31, 1996, which will mature in 1996 through 1997.

SHORT-TERM FUNDS

        Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased and notes payable, treasury tax and loan. During 1996, these funds represented 4.0 percent of average earning assets, compared to 4.7 percent in 1995 and 4.5 percent in 1994.

        The Corporation enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability.

        The following table presents information related to short-term funds (in thousands of dollars).

                                SHORT-TERM FUNDS

                                                     DECEMBER 31
                                          -----------------------------------
                                           1996           1995          1994
                                           ----           ----          ----
Balance at December 31                    $25,521       $22,454       $21,357
Maximum outstanding at any month-end       27,527        30,013        33,049
Average amount outstanding                 21,549        23,144        22,350
Weighted average interest rate               2.94%         3.59%         2.85%
Weighted rate at December 31                 2.72%         2.80%         2.18%


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

        Nonperforming loans include loans accounted for on a nonaccrual basis, as well as accruing loans which are contractually past due 90 days or more as to principal or interest payments. Total nonperforming assets (including other real estate owned) at December 31, 1996, were $1,792,000, compared to $965,000 at December 31, 1995 and $458,000 at December 31, 1994. Total nonperforming loans as a percentage of total loans were 0.53 percent at December 31, 1996, compared to 0.30 percent at December 31, 1995 and 0.14 percent at December 31, 1994.

        The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                                             DECEMBER 31
                                                       ---------------------------------------------------
                                                         1996      1995        1994       1993        1992
                                                         ----      ----        ----       ----        ----
Accruing loans past due
     90 days or more as to principal or interest:
     Loans secured by real estate                      $    0      $ 35      $    3      $   58      $    0
     Loans to individuals                                  85        71          48          57         108
     Commercial and industrial loans                        0         0           0          26           0
     All other                                              0         0           0           0           0
                                                       ------      ----      ------      ------      ------
                                                       $   85      $106      $   51      $  141      $  108
                                                       ======      ====      ======      ======      ======
Nonaccrual loans:
     Loans secured by real estate                      $1,529      $783      $  358      $  518      $  866
     Commercial and collateral                            178        76           0          77         761
     All other                                              0         0           0         723         805
                                                       ------      ----      ------      ------      ------
                                                       $1,707      $859      $  358      $1,318      $2,432
                                                       ======      ====      ======      ======      ======

       As of December 31, 1996, there were no past-due restructured loans.

        The effect of nonaccrual loans, on a fully taxable-equivalent basis, for the year ended December 31 was as follows (in thousands of dollars):

                                                                       YEAR ENDED
                                                                    DECEMBER 31, 1996
                                                                    -----------------
Interest income that would have been recorded under original terms          91
Interest income recorded during the period                                  21
                                                                          ----
Net reduction in interest income                                           $70
                                                                          ====


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

        As discussed in Note D in the Registrant's 1996 Annual Report to Shareholders, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118 effective January 1, 1995. The adoption did not have a material impact on the allowance for loan losses. As of December 31, 1996 and 1995, there were no loans outstanding which met the Standards' definition of an impaired loan.


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

        During the fourth quarter of 1996, the Allowance for Loan Losses was reduced by $1,775,000. This reversal of the provision was deemed appropriate in light of management's extensive review of the following factors: historical loss experience, including a three year pattern of net recoveries, current watch list loans, estimated future losses, geographic diversification and industry mix of the portfolio and current economic conditions.

        The Allowance for Loan Losses had been supplemented by $2,000,000 for 1990 as a result of a regularly-scheduled regulatory exam. After the additional provision, the alloance stood at $4,644,000, or 1.94% of outstanding loans. Since that time, the Bank's charge-off and recovery history would suggest that the additional provision was not necessary.

        Potential problem loans are those loans which are on the Corporation's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Periodically, and at a minimum monthly, this "watch list" is reviewed and adjusted for changing conditions. As of December 31, 1996, there were loans with principal balances of approximately $8.0 million on the watch list, none of which were classified as "doubtful" or "loss."

         The following table contains information relative to loan loss experience for each of the five years in the period ended December 31, 1996 (in thousands of dollars).

                                               1996            1995           1994          1993         1992
                                              -------        -------        -------        ------       ------
Allowance for loan losses at beginning
   of year                                    $ 5,850        $ 5,617        $ 5,226        $5,215       $4,099
Loans charged off:
     Real estate                                   21              2             31           198           17
     Installment                                  446            510            297           471          866
     Credit card                                   82             85             61            91          128
     Other                                          4              4              5             2            1
     Commercial and collateral                    163             27             38         1,384        1,838
                                              -------        -------        -------        ------       ------
                                                  716            628            432         2,146        2,850
Recoveries on loans charged off:
     Real estate                                    5              3             33            51            2
     Installment                                  311            318            246           330          555
     Credit card                                   22             16             32            16           12
     Other                                          1              2              1            12
     Commercial and collateral                    395            342            303           928          597
                                              -------        -------        -------        ------       ------
                                                  733            681            615         1,337        1,166
                                              -------        -------        -------        ------       ------
Net (recoveries) charge-offs                      (17)           (53)          (183)          809        1,684
Provision (credit) for loan losses             (1,775)           180            208           820        2,800
                                              -------        -------        -------        ------       ------
Allowance for loan losses at end of year      $ 4,092        $ 5,850        $ 5,617        $5,226       $5,215
                                              =======        =======        =======        ======       ======
Ratio of net (recoveries) charge-offs
   during the year to average loans
   outstanding during the year                   (.01)%         (.02)%         (.06)%         .31%         .72%
                                              =======        =======        =======        ======       ======
Ratio of allowance for loan losses to
   total loans at December 31                    1.20%          1.82%          1.70%         1.81%        2.12%
                                              =======        =======        =======        ======       ======

         Additionally, $100,000 was provided in 1993 for possible losses on other real estate owned.

         The following table shows an allocation of the allowance for loan losses at December 31 for each of the loan categories (dollar amounts in thousands).

                                                                                           PERCENT OF LOANS IN EACH
                                            AMOUNT                                          CATEGORY TO TOTAL LOANS
                    ------------------------------------------------------      --------------------------------------------
                     1996         1995       1994        1993         1992      1996      1995       1994      1993     1992
                     ----         ----       ----        ----         ----      ----      ----       ----      ----     ----
Real estate         $  241      $  337      $  400      $  406      $  205        43%       43%       46%       46%       41%
Installment          1,287       1,480       1,204         732         511        13%       13%       12%       11%       14%
Commercial and
   collateral        2,152       2,741       2,749       2,270       2,761        43%       43%       41%       42%       44%
All other              375         327         190         124         180         1%        1%        1%        1%        1%
Unallocated             37         965       1,074       1,694       1,558       n/a       n/a       n/a       n/a       n/a
                    ------      ------      ------      ------      ------       ---       ---       ---       ---       ---
                    $4,092      $5,850      $5,617      $5,226      $5,215       100%      100%      100%      100%      100%
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

CAPITAL ADEQUACY

         Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain capital growth over time and to absorb losses on risk assets. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise. Shareholders' equity at December 31, 1996, was $54.6 million, or $15.82 per share, compared with $50.7 million or $14.70 per share at December 31, 1995 and $41.0 million or $12.02 per share at December 31, 1994. At December 31, 1996, the Corporation's Tier 1 leverage ratio was 8.31 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were 13.74 percent for Tier 1, or "core" capital, and
14.88 percent for total qualifying capital.

These ratios substantially exceed the Federal Reserve Board's capital guidelines for well-capitalized institutions, which are 6.00 percent for Tier 1 capital,
10.00 percent for total qualifying capital, and 5.00 percent for leverage ratio. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise in the future.

         The Corporation is not aware of any recommendations by the regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital, resources or results of operations.

         For additional discussion, see "Examination and Supervision," on page
7 of this report, and Note Q to the Corporation's Annual Report to Shareholders.

                      COMMON STOCK AND RELATED MARKET DATA

COMMON STOCK

         Reference is made to the table "Market and Dividend Information" which is included in the Registrant's 1996 Annual Report to Shareholders, contained in this filing as Exhibit 13, which is incorporated herein by reference.

DIVIDENDS

         CoBancorp Inc.'s dividend policy balances shareholders' return with the need to retain an adequate capital level to support future growth opportunities. Dividend payout has ranged from 25.5 to 31.3 percent of earnings over the last five years. Dividends declared in 1996 were $0.63 per share, compared to the $0.58 of dividends declared in 1995. Dividends for 1994 were $0.51 per share.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the consolidated financial statements and related notes in the Registrant's 1996 Annual Report to Shareholders, included in this filing as Exhibit 13, and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Corporation's Proxy Statement dated March 14, 1997, and to information on page 8 of Part I of this report, for the information required by Items 10 through 13, and which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Schedules

The following consolidated financial statements appear in the Registrant's 1996 Annual Report to Shareholders, which financial statements are included in this filing as Exhibit 13, and are incorporated herein by reference:

         Consolidated Balance Sheets at December 31, 1996 and 1995
         Consolidated Statements of Income for the Years Ended December
           31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1996, 1995 and 1994
         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements
         Report of Independent Auditors
         Quarterly Financial Information
         Consolidated Financial Highlights

Schedules I and II are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) LISTING OF EXHIBITS

      REG. S-K
      EXHIBIT                                                                       PAGE
       NUMBER      EXHIBIT                                                          HEREOF
       ------      -------                                                          ------
         3        Second Amended and Restated Articles of Incorporation and Code    N/A
                  of Regulations of CoBancorp Inc. (filed as Exhibit 3 to the
                  Form 10-Q of the Registrant for the quarter ended June 30,
                  1995, and incorporated herein by reference)

         10a      Executive Supplemental Income Agreement (filed as Exhibit 10      N/A
                  to the Form 10-K of the Registrant for the year ended
                  December 31, 1985, incorporated herein by reference)

         10b      Directors Deferred Income Plan (filed as Exhibit 10b to the       N/A
                  Form 10-K of the Registrant for the year ended December
                  31, 1986, incorporated herein by reference)

         10d      Employment Agreement Among LCB Bancorp, Inc., Lorain County       N/A
                  Bank and John S. Kreighbaum (filed as Exhibit 10d to the
                  Form 10-K of the Registrant for the year ended December 31,
                  1990, incorporated herein by reference)

      REG. S-K
      EXHIBIT                                                                       PAGE
       NUMBER      EXHIBIT                                                          HEREOF
       ------      -------                                                          ------
         10k      LCB Bancorp, Inc. 1992 Long-Term Incentive Plan (filed as          N/A
                  Exhibit 10k to the Form 10-K of the Registrant for the year ended December 31, 1992, and incorporated herein by
                  reference)

         10l      Employment Agreement Dated December 31, 1993, Among CoBancorp      N/A
                  Inc., PREMIERBank & Trust and Timothy W. Esson (filed as
                  Exhibit 10l to the Form 10-K of the Registrant for the year ended December 31, 1993, and incorporated herein by
                  reference)


         10o      Agreement for Information Technology Services Between
                  Electronic Data Systems Corporation and CoBancorp, Inc., dated
                  February 15, 1995 with Addenda (filed as Exhibit 10o to the
                  Form 10-K of the Registrant for the year ended December 31, 1995, incorporated herein by reference)

         10p Data Processing Services Agreement Between M & I Data Services and PremierBank and Trust, dated July 3, 1996, with Addenda.

         13       1996 Annual Report to Shareholders

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

                                       CoBancorp Inc.

Date:  March 28, 1997                  By: Timothy W. Esson
                                           Executive Vice President & Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                        CAPACITY WITH REGISTRANT                 DATE
---------                        ------------------------                 ----
John S. Kreighbaum               Chairman, President and Chief            March 28, 1997
                                 Executive Officer, Director

Timothy W. Esson                 Executive Vice President                 March 28, 1997
                                 and Treasurer, Director

Theodore S. Altfeld              Director                                 March 28, 1997

Robert S. Cook                   Director                                 March 28, 1997

Michael B. Duffin                Director                                 March 28, 1997

Thomas E. Haywood                Director                                 March 28, 1997

Larry D. Jones                   Director                                 March 28, 1997

Thomas R. Miklich                Director                                 March 28, 1997

Richard J. Stewart               Director                                 March 28, 1997
