Form 10-Q
period 1997-03-31
COBANCORP INC
filed 1997-05-15
CIK 745276

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997              Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

           Ohio                                                34-1465382
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

1530 West River Road North, Elyria, Ohio                          44035
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

As of March 31, 1997, there were 3,453,824 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                         COBANCORP INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                                           Page
         Consolidated balance sheets -- March 31, 1997 and December 31, 1996                  3

         Consolidated statements of income -- Three months ended March 31, 1997               4
                 and 1996.

         Consolidated statements of cash flows -- Three months ended
              March 31, 1997 and 1996                                                         5

         Notes to consolidated financial statements -- March 31, 1997                         6


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                         8

PART II.     OTHER INFORMATION                                                                13

SIGNATURES                                                                                    14

EXHIBITS                                                                                     N/A

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        March 31,         December 31,
                                                                          1997                 1996
                                                                      -------------       -------------
ASSETS
Cash and due from banks                                               $  37,793,481       $  30,555,396
Investment securities available-for-sale                                145,030,400         162,460,918
Investment securities held-to-maturity                                   24,817,716          26,324,836
  (market value $25,224,297 and $26,847,437)
Federal funds sold                                                                0           4,300,000
Loans                                                                   412,591,307         340,454,390
Less allowance for loan losses                                            4,649,445           4,091,592
                                                                      -------------       -------------
    Net loans                                                           407,941,862         336,362,798
Bank premises and equipment, net                                         20,516,209          18,787,316
Accrued income and prepaid expenses                                       6,814,617           4,840,787
Other assets                                                             14,946,565          15,285,663
                                                                      -------------       -------------
                                                    TOTAL ASSETS      $ 657,860,850       $ 598,917,714
                                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand-noninterest bearing                                        $  81,724,474       $  82,842,548
    Demand-interest bearing                                              71,360,321          63,196,979
    Savings and other time                                              413,402,919         368,706,984
                                                                      -------------       -------------
      Total deposits                                                    566,487,714         514,746,511
  Short-term funds                                                       31,578,463          25,520,820
  Other liabilities                                                       5,299,181           4,005,766
                                                                      -------------       -------------
      Total liabilities                                                 603,365,358         544,273,097
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,453,824 shares issued and outstanding                               5,975,066           5,975,066
  Capital surplus                                                        18,553,553          18,553,553
  Retained earnings                                                      30,995,905          30,296,473
  Net unrealized (losses) on available-for-sale
    investment securities (net of income tax)                            (1,029,032)           (180,475)
                                                                      -------------       -------------
      Total shareholders' equity                                         54,495,492          54,644,617
                                                                      -------------       -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 657,860,850       $ 598,917,714
                                                                      =============       =============






See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MARCH 31, 1997

                                                         Three months ended
                                                                March 31
                                                         1997               1996
                                                     ------------       -----------
INTEREST INCOME
   Loans (including fees)
     Taxable                                         $  8,282,762       $ 7,292,596
     Tax-exempt                                            33,839            44,033
   Investment securities
     Taxable                                            1,992,982         1,682,238
     Tax-exempt                                           790,092         1,030,452
   Federal funds sold                                      37,391           188,447
                                                     ------------       -----------
                          Total interest income        11,137,066        10,237,766
INTEREST EXPENSE
   Deposits                                             4,037,682         3,959,373
   Short-term borrowed funds                              201,698           165,619
                                                     ------------       -----------
                         Total interest expense         4,239,380         4,124,992
                                                     ------------       -----------
                            Net interest income         6,897,686         6,112,774
PROVISION FOR LOAN LOSSES                                  75,000            60,000
                                                     ------------       -----------
                      Net interest income after
                      provision for loan losses         6,822,686         6,052,774
OTHER INCOME
   Service charges on deposit accounts                    757,466           634,339
   Trust fees                                             413,750           351,000
   Other                                                  315,435           227,715
   Securities (losses) gains                              (13,231)          295,029
                                                     ------------       -----------
                             Total other income         1,473,420         1,508,083
OTHER EXPENSES
   Salaries, wages and benefits                         2,894,654         2,642,161
   Occupancy--net                                         641,703           429,031
   Furniture and equipment                                263,562           234,000
   Taxes, other than income and payroll                   156,734           180,911
   FDIC insurance                                          22,975            20,742
   Other                                                2,749,254         2,530,524
                                                     ------------       -----------
                           Total other expenses         6,728,882         6,037,369
                                                     ------------       -----------
                     Income before income taxes         1,567,224         1,523,488
INCOME TAX EXPENSE                                        280,642           238,000
                                                     ------------       -----------
                                     NET INCOME      $  1,286,582       $ 1,285,488
                                                     ============       ===========

NET INCOME PER SHARE                                 $       0.37       $      0.37

DIVIDENDS PER SHARE                                  $       0.17       $    0.1456


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Three months Ended March 31,
                                                                                              1997              1996
                                                                                         ------------       ------------
OPERATING ACTIVITIES
  Net income                                                                             $  1,286,582       $  1,285,488
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                75,000             60,000
      Provision for depreciation and amortization                                             653,010            477,466
      Accretion of discounts on purchased loans                                                15,145            (14,469)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                                    37,345             40,238
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                                  11,136            (60,967)
      Realized securities losses (gains) on available-for-sale securities                      13,231           (295,029)
      (Increase) in interest receivable                                                      (261,414)          (544,253)
      (Decrease) increase in interest payable                                                (296,900)           608,729
      Decrease (increase) in other assets                                                     480,837         (6,626,810)
      Increase in other liabilities                                                           550,128            319,206
                                                                                         ------------       ------------
                                Net Cash Provided By (Used In) Operating Activities         2,564,100         (4,750,401)

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                                  19,021,446         19,869,045
  Maturities of available-for-sale investment securities                                    1,485,928            855,420
  Maturities of held-to-maturity investment securities                                        975,631            155,000
  Purchases of available-for-sale investment securities                                      (673,957)       (83,941,810)
  Purchase of Jefferson Savings Bank                                                       (5,531,006)
  Net decrease in credit card receivables                                                     206,722            230,963
  Net (increase) in longer-term loans                                                     (14,818,672)        (6,672,291)
  Purchases of premises and equipment,
    net of retirements                                                                     (1,904,766)        (2,489,370)
                                                                                         ------------       ------------
                                Net Cash (Used In) Investing and Lending Activities        (1,238,674)       (71,993,043)

DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits
    and savings accounts                                                                   (1,328,200)        68,902,918
  Net increase in certificates of deposit                                                   1,368,486         25,412,212
  Net increase (decrease) in short-term funds                                               2,557,644         (1,084,729)
  Net (decrease) in FHLB borrowings                                                          (500,000)
  Net increase in advances from borrowers for taxes and insurance                             101,880
  Cash dividends                                                                             (587,150)          (517,074)
                                                                                         ------------       ------------
                              Net Cash Provided By Deposit and Financing Activities         1,612,660         92,713,327
                                                                                         ------------       ------------
        Increase In Cash and Cash Equivalents                                               2,938,086         15,969,883

Cash and cash equivalents at beginning of period                                           34,855,395         29,511,296
                                                                                         ------------       ------------
                                         CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 37,793,481       $ 45,481,179
                                                                                         ============       ============



See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE A -- ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CoBancorp Inc. (the "Corporation") and its wholly-owned subsidiaries, PREMIERBank & Trust ("Premier") and Jefferson Savings Bank ("Jefferson"). All material intercompany accounts and transactions have been eliminated.

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

RECLASSIFICATIONS: Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

NOTE B -- ACQUISITIONS

On February 27, 1997, CoBancorp, Inc. acquired all of the outstanding shares of Jefferson Savings Bank, an Ohio-chartered savings association located in Jefferson, Ohio, for cash in the amount of $6,733,000, with additional consideration of $649,000 attributable to certain favorable tax benefits (confirmed by an I.R.S. Private Letter Ruling dated May 31, 1996). The transaction was accounted for under the purchase method of accounting. The preliminary purchase price allocation, which may be revised, resulted in a write-up of assets to estimated fair value of approximately $2,500,000. It is expected that an immaterial amount may be assigned to goodwill. Jefferson's results of operations are included in CoBancorp's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material to the consolidated results of operations. Jefferson, with assets of approximately $62 million, operates in three branch locations in Madison County, Ohio.
Jefferson remains a separate savings association subsidiary of CoBancorp.

NOTE C -- LOANS

The Corporation applies the provision of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). At March 31, 1997, and December 31, 1996, there were no loans that were considered to be impaired under the Statement 114 criteria.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE D -- EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on basic and fully diluted earnings per share, is not expected to be material for the first quarter ended March 31, 1997 and 1996.

COBANCORP INC. AND SUBSIDIARIES
MARCH 31, 1997

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached. In connection with any forward looking statements made by the Registrant, the following disclosure is made. Actual results could differ materially from any such forward looking statements for a variety of factors including sharp and/or rapid changes in interest rates, significant changes in the economy, or significant changes in accounting, tax or regulatory practices or requirements.

EARNINGS RESULTS Net income remained relatively constant with a slight increase over the previous year. For the first three months of 1997, net income was $1,287,000, compared to $1,285,000 for the same period in 1996. Earnings per share were $0.37 for the first three months of 1997 and 1996, respectively. The changes affecting net income are explained in detail in the following sections.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.30 percent for the first three months of 1997, compared to 5.15 percent one year ago. Net interest income for the first three months of 1997 amounted to $7,322,000, up significantly from $6,666,000 for the comparable period in 1996. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $656,000, or 9.8 percent, is due primarily to an increase in interest-earning assets. This increase was partially offset by an increase in interest-bearing liabilities. The Corporation also benefited from an increase in the overall yield on earning assets, while the cost on interest-bearing liabilities decreased slightly.

Average interest-earning assets were $550,261,000 and $514,723,000 for the first three months of 1997 and 1996, respectively. Average interest-bearing liabilities for the same periods were $479,181,000 and $445,355,000, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

AVERAGE CONSOLIDATED BALANCE SHEETS AND
SUMMARY OF NET INTEREST INCOME CHANGES
(RATE/VOLUME VARIANCE)
Three months ended  3/31/97 vs. 3/31/96
(in thousands of dollars)

                                                                                                      Change in
                                                                                   |          interest income/expense due to
                                        Avg. Bal.   Current   Avg. Bal.      Old   | --------------------------------------------
                                        3/31/97       rate     3/31/96       rate  | Volume       Rate            Both     TOTAL
                                        ---------   -------   ---------      ----- | ------       ----            ----     -----
                                                                                   |
Taxable securities                      $120,538      6.62%   $107,635       6.25% |  $202        $100             $13      $315
Nontaxable securities                     60,187      7.96%     76,319       8.18% |  (330)        (43)              9      (364)
Federal funds sold & s/t funds             3,641      4.89%     10,975       6.79% |  (125)        (51)             32      (144)
Taxable loans:                                                                     |
   Real estate loans                     162,479      7.86%    138,621       8.05% |   443         (67)             24       400
   Commercial loans                      150,704      9.55%    134,237       9.37% |   346          62              17       425
   Installment loans                      46,137      9.98%     40,864      10.04% |   119          (6)              1       114
   Overdrafts                                981      0.00%        527       0.00% |     0           0               0         0
   Quickline loans                           223     17.94%        159      16.35% |     3           1               0         4
   Credit card loans                       3,079     43.75%      2,841      42.34% |    22          10               4        36
Nontaxable loans:                                                                  |
   IRBs                                    2,292      8.94%      2,545      10.49% |    (7)        (10)              1       (16)
                                        --------              --------             |------      ------          ------    ------
     Total interest-earning assets       550,261      8.42%    514,723       8.36% |   673          (4)            101       770
                                                                                   |
Noninterest-earning assets                                                         |
   Cash and due from banks                32,447                34,073             |
   Bank premises and equipment            19,427                12,433             |
   Other assets                           20,061                19,111             |
   Less allowance for loan losses         (4,336)               (5,935)            |
                                        --------              --------             |
                                          67,599                59,682             |
                                        --------              --------             |
                        Total assets    $617,860              $574,405             |
                                        ========              ========             |
                                                                                   |
Interest-bearing transaction accts:                                                |
   NOW/Advantage 50                       70,187      1.60%     60,616       1.87% |    41         (40)             (5)       (4)
Savings accounts:                                                                  |
   Savings                               141,142      2.21%    132,669       2.27% |    39         (19)             (1)       19
   IMMAs                                  19,967      1.98%     22,750       2.04% |   (15)         (3)              1       (17)
   Index                                  15,930      4.85%      7,053       4.81%     104           1               0       105
Time deposits:                                                                     |
   Christmas/vacation club                   699      4.01%        867       6.00% |    (3)         (4)              1        (6)
   CD under $100,000                     138,199      5.30%    127,337       5.48% |   128         (55)             (2)       71
   CD over $100,000 (regular)             13,500      5.24%     14,143       5.42% |   (11)         (6)              1       (16)
   CD over $100,000 (public funds)        15,308      5.10%     24,072       5.48% |  (122)        (23)              6      (139)
   IRAs                                   36,952      5.67%     33,756       5.34% |    37          28               3        68
                                                                                   |
Short-term borrowings:                                                             |
   FHLB advances                           1,167      5.49%          0       0.00% |     0           0              16        16
   Repurchase agreements                   1,947      4.73%      2,776       4.79% |   (10)          0              -1       (11)
   Fed funds purchased                     4,206      5.78%      2,877       5.14% |    16           4               4        24
   Notes payable TT&L                      2,385      4.65%      1,702       5.35% |     9          (3)             (1)        5
   Sweep                                  17,593      1.71%     14,737       2.02% |    13         (11)             (3)       (1)
                                        --------              --------             |------      ------          ------    ------
     Total interest-bearing
      liabilities                        479,181      3.58%    445,355       3.71% |   226        (131)             19       114
                                                                                   |------      ------          ------    ------
Noninterest-bearing liabilities                                                    |
   Demand deposits                        78,396                68,601             |
   Other liabilities                       5,141                 8,777             |
Shareholders' equity                      55,142                51,672             |
                                        --------              --------             |
               Total liabilities and                                               |
                shareholders' equity    $617,860              $574,405             |
                                        ========              ========             |
                                                                                   |
     Net interest income                              5.30%                  5.15% |  $447        $127             $82      $656
                                                                                   |============================================

YTD FTE net interest income (current year)          $7,322
YTD FTE net interest income (prior year)             6,666
                                                    ------
   Change in FTE net interest income                  $656
                                                    ======


Note: Jefferson's average balances and interest income are included for one month only. Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NET NONINTEREST EXPENSES Total net noninterest expenses (total noninterest expense less total noninterest income) were $5,255,000 for the first three months of 1997, compared to $4,529,000 in the previous year, an increase of 16.0 percent. The increase in expenses is primarily the result of the acquisition of Jefferson as well as the addition of several new offices of Premier in the latter half of 1996. The increase in expenses has been partially offset by increased income from service charges on deposit accounts, which were $757,000 in the first quarter of 1997, compared to $634,000 for the same period last year. Securities transactions resulted in a $13,000 loss for the first three months of 1997, compared to a gain of $295,000 for the same period in 1996. Trust fees were up 17.9 percent in 1997 to $414,000, versus $351,000 for the comparable period in 1996. For the first three months of 1997, salaries, wages and benefits expense increased $252,000 over the same period for 1996. The Jefferson acquisition accounts for approximately 20 percent of the increase, while the balance is a combination of added staff for new offices and normal salary adjustments.

Under the Deposit Insurance Act of 1996, the Corporation is assessed $.01296 annually for each $100 of its deposits insured by the FDIC in the Bank Insurance Fund ("BIF"). Additionally, Premier and Jefferson have approximately $87 million of deposits insured by the FDIC in the Savings Association Insurance Fund
(SAIF). During 1997, the annual assessment rate for SAIF-insured deposits will be $0.0648 per $100.

LOANS AND ALLOWANCE FOR LOAN LOSSES At March 31,1997, and December 31, 1996, there were no loans that were considered to be impaired under Statement 114. The allowance for loan losses, therefore, included no allocation for such loans.

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

Potential problem loans are those loans which are on the Bank's "watch list." These loans are, or could become, nonperforming. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at March 31, 1997, totaled $7.2 million, or 2.0 percent of total outstanding loans.

At March 31, 1997, the allowance for loan losses as a percentage of loans was
1.13 percent and 1.20 percent at December 31, 1996. The provision for loan losses was $75,000 in the three months ended March 31, 1997, and $60,000 for the three months ended March 31, 1996.

The following table contains information relative to loan loss experience for the three months ended March 31, 1997, and the year ended December 31, 1996.

                                                Three months ended   Year ended
                                                  March 31, 1997   December 31, 1996
                                                      ($000)            ($000)
                                                  --------------   -----------------
Allowance for loan losses at
beginning of period                                   $4,092           $ 5,850
Jefferson allowance                                      501

Loans charged off:
          Real estate                                      0                21
          Installment                                    142               446
          Credit card                                     35                82
          Other                                            5                 4
          Commercial and collateral                        2               163
                                                      ------           -------
                                                         184               716
Recoveries on loans charged off:
          Real estate                                    107                 5
          Installment                                     33               311
          Credit card                                      4                22
          Other                                            0                 1
          Commercial and collateral                       21               395
                                                      ------           -------
                                                         165               733
Net charge-offs (recoveries)                              19               (17)
Provision for loan losses                                 75            (1,775)
                                                      ------           -------
Allowance for loan losses at end of period
                                                      $4,649           $ 4,092
                                                      ======           =======
Ratio of allowance for loan losses to total
loans at end of period                                  1.13%             1.20%
                                                      ======           =======

NONPERFORMING LOANS Nonaccrual loans at March 31, 1997, totaled $3,092,000, compared to $1,707,000 at December 31, 1996. This increase includes $1,165,000 in nonaccruing loans acquired with Jefferson. The category of accruing loans past due 90 days or more totaled $155,000 at March 31, 1997 and $85,000 at December 31, 1996. The balance in the allowance for loan losses was $4,649,000 at March 31, 1997 compared to $4,092,000 at December 31, 1996.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                     March 31, 1997  December 31, 1996
                                                         ($000)           ($000)
                                                     --------------  -----------------
Accruing loans past due 90 days or more as
to principal or interest:
          Loans secured by real estate                   $  115           $    0
          Commercial and industrial                           8                0
          Loans to individuals                               32               85
                                                         ------           ------
                                                         $  155           $   85
                                                         ======           ======
Nonaccrual loans:
          Loans secured by real estate                   $2,903           $1,537
          Commercial and industrial                         185              170
          Loans to individuals                                4                0
                                                         ------           ------
                                                         $3,092           $1,707
                                                         ======           ======



CAPITAL At March 31 1997, Premier's and CoBancorp's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                                                          Well-
                                                                     PREMIERBank      CoBancorp        capitalized
                                                                      & Trust            Inc.             minimums
                                                                     -----------      ---------        -----------
         Tier 1 "core" capital to risk-weighted assets                 10.99 %          12.21 %            6.00 %
         Total capital to risk-weighted assets                         12.09 %          13.35 %           10.00 %
         Tier 1 leverage ratio                                          7.04 %           8.16 %            5.00 %

These ratios substantially exceed the minimums which are in effect for banks and bank holding companies, and also exceed the percentages required to be considered "well-capitalized".

At March 31, 1997, Jefferson Savings' regulatory capital ratios based on the Office of Thrift Supervision requirements were as follows:

                                                                                                                Well-
                                                                       Jefferson              Required       capitalized
                                                                        Savings               Minimums         Minimums
                                                                       ---------              --------       -----------
           Tangible Capital                                              11.89%                  1.50%            n/a
           Tier 1 "core" capital to risk-weighted assets                 20.43%                   n/a            6.00%
           Core Capital                                                  11.89%                  3.00%           5.00%
           Risk-based capital to risk weighted assets                    21.68%                  8.00%          10.00%


PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

          None

         Item 6--Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               11   Earnings per Share

               27   Financial Data Schedule

          (b) The registrant filed a Form 8-K relative to the acquisition of Jefferson Savings Bank on March 13, 1997.

COBANCORP INC. AND SUBSIDIARIES

MARCH 31, 1997

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

May 15, 1997