Form 10-Q
period 1997-06-30
COBANCORP INC
filed 1997-08-14
CIK 745276

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997                Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

                 Ohio                                     34-1465382
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification No.)


1530 West River Road North, Elyria, Ohio                     44035
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

As of June 30, 1997, there were 3,453,824 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                         COBANCORP INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements                                                         Page

         Consolidated balance sheets -- June 30, 1997 and December 31, 1996                     3

         Consolidated statements of income -- Three months and six months ended
              June 30, 1997 and 1996.                                                           4

         Consolidated statements of cash flows -- Six months ended June 30, 1997 and 1996
                                                                                                5

         Notes to consolidated financial statements -- June 30, 1997
                                                                                                6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                                                                                                8

PART II. OTHER INFORMATION                                                                     13

SIGNATURES
                                                                                               14

EXHIBITS                                                                                       15

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            JUNE 30,             DECEMBER 31,
                                                                              1997                   1996
                                                                     -------------------    --------------------
ASSETS
Cash and due from banks                                                     $33,738,297             $30,555,396
Investment securities available-for-sale                                    125,314,173             162,460,918
Investment securities held-to-maturity                                       23,915,620              26,324,836
  (market value $24,429,779 and $26,847,437)
Federal funds sold                                                            3,100,000               4,300,000
Loans                                                                       431,016,252             340,454,390
Less allowance for loan losses                                                4,567,323               4,091,592
                                                                     -------------------    --------------------
    Net loans                                                               426,448,929             336,362,798
Bank premises and equipment, net                                             20,804,634              18,787,316
Accrued income and prepaid expenses                                           5,671,299               4,840,787
Other assets                                                                 15,371,779              15,285,663
                                                                     -------------------    --------------------
                                                    TOTAL ASSETS           $654,364,731            $598,917,714
                                                                     ===================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Demand-noninterest bearing                                              $85,513,519             $82,842,548
    Demand-interest bearing                                                  66,439,650              63,196,979
    Savings and other time                                                  419,501,673             368,706,984
                                                                     -------------------    --------------------
      Total deposits                                                        571,454,842             514,746,511
  Short-term funds                                                           20,139,211              25,520,820
  Other liabilities                                                           5,990,839               4,005,766
                                                                     -------------------    --------------------
      TOTAL LIABILITIES                                                     597,584,892             544,273,097
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,453,824 shares issued and outstanding                                   5,975,066               5,975,066
  Capital surplus                                                            18,553,553              18,553,553
  Retained earnings                                                          32,050,440              30,296,473
  Net unrealized gains (losses) on available-for-sale
    investment securities (net of income tax)                                   200,780                (180,475)
                                                                     -------------------    --------------------
      TOTAL SHAREHOLDERS' EQUITY                                             56,779,839              54,644,617
                                                                     -------------------    --------------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $654,364,731            $598,917,714
                                                                     ===================    ====================


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
JUNE 30, 1997

                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                             JUNE 30                                       JUNE 30
                                                   1997                  1996                    1997                   1996
                                             ------------------    ------------------     --------------------   -------------------
INTEREST INCOME
   Loans (including fees)
     Taxable                                        $9,705,912            $7,530,935              $17,988,674           $14,823,531
     Tax-exempt                                         32,997                 8,621                   66,836                52,654
   Investment securities
     Taxable                                         1,712,572             2,523,349                3,705,554             4,205,587
     Tax-exempt                                        763,764               900,223                1,553,856             1,930,675
   Federal funds sold                                   24,771                99,166                   62,162               287,613
                                             ------------------    ------------------     --------------------   -------------------

                     TOTAL INTEREST INCOME          12,240,016            11,062,294               23,377,082            21,300,060

INTEREST EXPENSE
   Deposits                                          4,667,925             4,186,094                8,705,607             8,145,467
   Short-term borrowed funds                           173,216               153,920                  374,914               319,539
                                             ------------------    ------------------     --------------------   -------------------

                    TOTAL INTEREST EXPENSE           4,841,141             4,340,014                9,080,521             8,465,006
                                             ------------------    ------------------     --------------------   -------------------

                       NET INTEREST INCOME           7,398,875             6,722,280               14,296,561            12,835,054
PROVISION FOR LOAN LOSSES                               75,000                40,000                  150,000               100,000
                                             ------------------    ------------------     --------------------   -------------------

                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES           7,323,875             6,682,280               14,146,561            12,735,054

OTHER INCOME
   Service charges on deposit accounts                 713,933               788,306                1,471,399             1,422,645
   Trust fees                                          413,751               351,000                  827,501               702,000
   Other                                               862,126               705,907                1,177,561               933,622
   Securities gains                                    187,347                 4,565                  174,116               299,594
                                             ------------------    ------------------     --------------------   -------------------

                        TOTAL OTHER INCOME           2,177,157             1,849,778                3,650,577             3,357,861

OTHER EXPENSES
   Salaries, wages and benefits                      3,172,623             2,799,226                6,067,277             5,441,387
   Occupancy--net                                      586,487               434,461                1,228,190               863,492
   Furniture and equipment                             300,433               234,000                  563,995               468,000
   Taxes, other than income and payroll                168,522               180,008                  325,256               360,919
   FDIC insurance                                       28,471                21,995                   51,446                42,737
   Other                                             3,112,277             3,055,047                5,861,531             5,585,571
                                             ------------------    ------------------     --------------------   -------------------

                      TOTAL OTHER EXPENSES           7,368,813             6,724,737               14,097,695            12,762,106
                                             ------------------    ------------------     --------------------   -------------------

                INCOME BEFORE INCOME TAXES           2,132,219             1,807,321                3,699,443             3,330,809

INCOME TAX EXPENSE                                     455,995               173,000                  736,637               411,000
                                             ------------------    ------------------     --------------------   -------------------

                                NET INCOME          $1,676,224            $1,634,321               $2,962,806            $2,919,809
                                             ==================    ==================     ====================   ===================


NET INCOME PER SHARE                                     $0.49                 $0.47                    $0.86                 $0.85

DIVIDENDS PER SHARE                                      $0.18                 $0.16                    $0.35                 $0.31

See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                 1997              1996
                                                                                           ------------------   ----------------
OPERATING ACTIVITIES
  Net income                                                                                      $2,962,806         $2,919,809
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                      150,000            100,000
      Provision for depreciation and amortization                                                  1,165,418          1,024,015
      Accretion of discounts on purchased loans                                                      (10,063)           (38,978)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                                           68,313             84,437
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                                         12,962            (38,766)
      Realized securities (gains) on available-for-sale securities                                  (173,998)          (299,594)
      Realized (gains) on sale of loans                                                             (402,381)                 0
      Realized (gains) on sale of fixed assets                                                        (6,306)                 0
      Decrease (increase) in interest receivable                                                     102,081           (738,304)
      (Decrease) increase  in interest payable                                                      (181,507)           653,742
      (Increase) in other assets                                                                  (1,307,882)        (9,101,683)
      Increase in other liabilities                                                                1,169,943             55,118
                                                                                           ------------------   ----------------
                                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            3,549,386         (5,380,204)

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                                         42,207,272         35,860,679
  Maturities of available-for-sale investment securities                                           4,085,335            752,505
  Maturities of held-to-maturity investment securities                                             2,340,903          4,874,398
  Purchases of available-for-sale investment securities                                           (5,198,348)      (102,915,931)
  Purchase of Jefferson Savings, net of cash received                                             (5,531,007)                 0
  Net decrease in credit card receivables                                                          3,526,311             92,822
  Net (increase) in longer-term loans                                                            (35,229,874)       (10,682,189)
  Purchases of premises and equipment,
    net of retirements                                                                            (2,222,849)        (3,334,439)
                                                                                           ------------------   ----------------
                        NET CASH PROVIDED BY (USED IN) INVESTING AND LENDING ACTIVITIES            3,977,743        (75,352,155)

DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits and savings accounts                                 (7,978,083)        61,140,465
  Net increase in certificates of deposit                                                         13,024,302         20,757,354
  Net (decrease) increase in short-term funds                                                     (5,881,609)         1,486,589
  Net (decrease) in FHLB borrowings                                                               (3,500,000)                 0
  Increase in long-term debt                                                                         301,946                  0
  Repayment of long-term debt                                                                       (301,946)                 0
  Cash dividends                                                                                  (1,208,838)        (1,068,620)
                                                                                           ------------------   ----------------
                        NET CASH (USED IN) PROVIDED BY DEPOSIT AND FINANCING ACTIVITIES           (5,544,228)        82,315,788
                                                                                           ------------------   ----------------
        Increase In Cash and Cash Equivalents                                                      1,982,901          1,583,429

Cash and cash equivalents at beginning of period                                                  34,855,396         29,511,296
                                                                                           ------------------   ----------------
                                             CASH AND CASH EQUIVALENTS AT END OF PERIOD          $36,838,297        $31,094,725
                                                                                           ==================   ================


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

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

NOTE B -- ACQUISITION

On February 27, 1997, the Corporation acquired all of the outstanding shares of Jefferson, an Ohio-chartered savings association located in Jefferson, Ohio, for cash in the amount of $6,733,000, with additional consideration of $649,000 attributable to certain favorable tax benefits (confirmed by an I.R.S. Private Letter Ruling dated May 31, 1996). The transaction was accounted for under the purchase method of accounting. The purchase price allocation, which may be revised, resulted in a write-up of assets to estimated fair value of approximately $2,432,000. This amount included approximately $919,000 which was assigned to goodwill. Jefferson's results of operations are included in the Corporation's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material to the consolidated results of operations. Jefferson, with assets of approximately $61 million, operates in three branch locations in Madison County, Ohio. Jefferson remains a separate savings association subsidiary of the Corporation.

NOTE C -- LOANS

The Corporation applies the provision of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). At June 30, 1997, and December 31, 1996, there were no loans for which the Corporation was required to establish a valuation allowance under the Statement 114 criteria.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE D -- EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on basic and fully diluted earnings per share is not expected to be material.

NOTE E -- REPORTING COMPREHENSIVE INCOME AND DISCLOSING SEGMENT
          INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which will be effective for fiscal years beginning after December 15, 1997. The Corporation will adopt Statement No. 130 and Statement No. 131 as of January 1, 1998. The impact of adopting these Statements is not expected to be material.

COBANCORP INC. AND SUBSIDIARIES
JUNE 30, 1997



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements attached. In connection with any forward looking statements made by the Registrant, the following disclosure is made:
Actual results could differ materially from any such forward looking statements for a variety of factors including sharp and/or rapid changes in interest rates, significant changes in the economy, or significant changes in accounting, tax or regulatory practices or requirements.

EARNINGS RESULTS Net income increased slightly over the previous year. For the first six months of 1997, net income was $2,963,000, compared to $2,920,000 for the same period in 1996. Earnings per share were $0.86 for the first six months of 1997 and $0.85 for the same period in 1996. For the second quarter, net income was $1,676,000 or $0.49 per share compared to $1,634,000 or $0.47 per share in the prior year. The changes affecting net income are explained in detail in the following sections.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.30 percent for the first six months of 1997, compared to 5.12 percent for the same period one year ago. Net interest income for the first six months of 1997 amounted to $15,131,000, up significantly from $13,857,000 for the comparable period in 1996. Second quarter net interest income was $7,792,000 and $7,186,000 in 1997 and 1996, respectively. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $1,274,000, or
9.2 percent, is due primarily to an increase in interest-earning assets. This increase was partially offset by an increase in interest-bearing liabilities. The Corporation also benefitted from an increase in the overall yield on earning assets, while the cost of interest-bearing liabilities decreased slightly.

Average interest-earning assets were $566,392,000 and $538,862,000 for the first six months of 1997 and 1996, respectively. Average interest-bearing liabilities for the same periods were $494,219,000 and $462,747,000, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
AND AVERAGE BALANCE SHEETS
(RATE/VOLUME VARIANCE)
SIX MONTHS ENDED 6/30/97 VS.6/30/96
(IN THOUSANDS OF DOLLARS)

                                                                                                   CHANGE IN
                                                                               |        INTEREST INCOME/EXPENSE DUE TO
                                      CURRENT    CURRENT   OLD        OLD      |        -------------------------------
                                       VOLUME      RATE   VOLUME      RATE     |        VOLUME         RATE        BOTH      TOTAL
                                       ------      ----   ------      ----     |        ------         ----        ----      -----
                                                                               |
Taxable securities                     $111,322    6.66% $131,135     6.41%    |      $   (641)     $   172       $ (30)     ($499)
Nontaxable securities                    58,669    8.03%   72,481     8.07%    |          (557)         (17)          3       (571)
Federal funds sold & s/t funds            2,337    5.09%    9,362     6.08%    |          (213)         (46)         31       (228)
Taxable loans:                                                                 |
    Real estate loans                   179,536    8.09%  141,912     8.04%    |         1,646          (63)        (28)     1,555
    Commercial loans                    159,760    9.47%  136,235     9.38%    |         1,104           60         (11)     1,153
    Installment loans                    49,458    0.03%   41,077    10.11%    |           388            2           1        391
    Overdrafts                              759    0.00%    1,164     0.00%    |             0            0           0          0
    Checkmate loans                         216    7.59%      182    16.48%    |             3            1           0          4
    Credit card loans                     3,017    2.62%    2,806    41.48%    |            40           16           6         62
Nontaxable loans:                                                              |
    Industrial Revenue Bonds (IRBs)       2,242    9.05%    2,508     6.34%    |            (8)          34          (5)        21
                                     -----------         ---------             |     ----------  -----------  ----------  ---------
     TOTAL INTEREST-EARNING ASSETS      567,317    8.53%  538,862     8.26%    |         1,762          159         (33)     1,888
                                                                               |
Noninterest-earning assets:                                                    |
    Cash and due from banks              31,324            28,986              |
    Bank premises and equipment          20,100            13,271              |
    Other assets                         20,156            20,090              |
    Less allowance for loan losses       (4,471)           (5,989)             |
                                     -----------         ---------             |
    Total noninterest-earning assets     67,109            56,358              |
                                     -----------         ---------             |
                                                                               |
    TOTAL ASSETS                       $634,426          $595,220              |
                                     ===========         =========             |
                                                                               |
                                                                               |
Interest-bearing transaction accts:                                            |
    NOW/Advantage 50                    $69,916    1.59%  $62,851     1.83%    |            20          (73)         31        (22)
Savings accounts:                                                              |
    Savings                             139,257    2.21%  139,631     2.25%    |           (13)         (30)          1        (42)
    IMMAs                                19,324    1.99%   23,304     2.02%    |           (41)          (3)          0        (44)
    Money Market Index accounts          16,205    4.91%   11,039     4.75%    |           120            9           4        133
Time deposits:                                                                 |
    Christmas/vacation club                 878    3.99%    1,097     3.92%    |            (4)           0          (1)        (5)
    CD under $100,000                   156,551    5.40%  133,233     5.45%    |           755         (160)        (25)       570
    CD over $100,000 (regular)           13,492    5.22%   13,313     5.39%    |             3          (11)          0         (8)
    CD over $100,000 (public funds)      18,399    5.48%   21,532     5.28%    |           (85)          22          (4)       (67)
    IRAs                                 35,192    5.65%   35,411     5.33%    |           (11)          56          (1)        44
Short-term borrowings:                                                         |
    Repurchase agreements                 1,706    4.75%    3,145     4.74%    |           (34)           0          (1)       (35)
    Fed funds purchased                   4,878    5.68%    2,089     5.27%    |            73            5           5         83
    Notes payable TT&L                    2,574    5.09%    1,637     5.25%    |            24           (1)          0         23
    Sweep                                15,846    1.64%   14,464     1.98%    |            13          (25)         (4)       (16)
                                      ----------         ---------             |     ----------  -----------  ----------  ---------
    TOTAL INTEREST-BEARING LIABILITIES  494,218    3.70%  462,746     3.67%    |           820         (211)          5        614
                                                                               |     ----------  -----------  ----------  ---------
                                                                               |
Noninterest-bearing liabilities:                                               |
    Demand deposits                      79,230            76,504              |
    Other liabilities                     5,720             5,255              |
    Shareholders equity                  55,258            50,715              |
                                      ----------         ---------             |
    TOTAL LIABILITIES AND                                                      |
       SHAREHOLDERS' EQUITY            $634,426          $595,220              |
                                      ==========         =========             |
                                                                               |
          NET INTEREST INCOME                      5.30%              5.12%    |          $942         $370        ($38)    $1,274
                                                                               |     ==========  ===========  ==========  =========
                                                                               |

YTD FTE net interest income (current year)      $15,131
YTD FTE net interest income (prior year)         13,857
                                             ----------
    Change in FTE net interest income            $1,274
                                             ==========

Note: Jefferson's average balances and income are included for four months in 1997. Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NONINTEREST INCOME Total noninterest income, exclusive of securities gains, increased $418,000 or 13.7 percent in the first half of 1997 when compared to the same period in 1996. The second quarter of 1997 represented an increase of $145,000 or 7.8 percent over the prior year. Jefferson contributed approximately $85,000 of noninterest income since it was acquired on February 28, 1997. Income from trust activities increased to $828,000 for the six months ended June 30, 1997, up 17.9 percent from the prior year. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in net gains of $174,000 and $300,000 in the first half of 1997 and 1996, respectively. The comparable amounts for the second quarter were $187,000 and $5,000 for 1997 and 1996 respectively. During the second quarter of 1997, Premier sold its credit card portfolio (approximately $2,605,000 of loans) and realized a gain of approximately $400,000.

NONINTEREST EXPENSE For the first six months of 1997, salaries, wages and benefits expense increased $626,000 over the same period for 1996. In the second quarter of 1997, the increase was $373,000, of which approximately 40% was a result of the Jefferson acquisition, while the remainder is a combination of added staff for new offices and normal salary adjustments. The increase in occupancy and furniture and equipment expenses was due to the acquisition of Jefferson and the opening of additional Premier facilities.

Other significant components of other noninterest expenses are presented in the following table (in thousands of dollars).

                                        Three months ended    Six months ended
                                           June 30                June 30
                                        1997         1996     1997        1996
                                      -----------------------------------------
Data processing                       $  767       $  516     $1,474     $1,028
Supplies, printing & postage             324          502        690        875
Outside services                         366          344        631        587
Telephone                                196          172        404        284
Amortization of intangibles              140          204        278        338
Other                                  1,319        1,317      2,385      2,474
                                      -----------------------------------------
  Total                               $3,112       $3,055     $5,862     $5,586
                                      =========================================




LOANS AND ALLOWANCE FOR LOAN LOSSES At June 30,1997, and December 31, 1996, there were no loans for which a valuation allowance was required under Statement 114. The allowance for loan losses, therefore, included no allocation for such loans.

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

Potential problem loans are those loans which are on the Bank's "watch list." These loans are, or could become, nonperforming. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at June 30, 1997, totaled $7.9 million, or 1.8 percent of total outstanding loans.

At June 30, 1997, the allowance for loan losses as a percentage of loans was
1.06 percent compared to 1.20 percent at December 31, 1996. The provision for loan losses was $150,000 in the six months ended June 30, 1997, and $100,000 for the six months ended June 30, 1996.

The following table contains information relative to loan loss experience for the six months ended June 30, 1997, and the year ended December 31, 1996 (in thousands of dollars):

                                                  Six months ended       Year ended
                                                   June 30, 1997      December 31, 1996
                                                  ----------------    -----------------
Allowance for loan losses at beginning of
period                                                 $ 4,092             $ 5,850
Jefferson allowance acquired                               501

Loans charged off:
          Real estate                                        1                  21
          Installment                                      363                 446
          Credit card                                       62                  82
          Other                                              6                   4
          Commercial and collateral                         12                 163
                                                    -----------         -----------
                                                           444                 716

Recoveries on loans charged off:
          Real estate                                      143                   5
          Installment                                       84                 311
          Credit card                                        9                  22
          Other                                              0                   1
          Commercial and collateral                         32                 395
                                                    -----------         -----------
                                                           268                 733

Net charge-offs (recoveries)                               176                 (17)
Provision for loan losses                                  150              (1,775)
                                                    ===========         ===========
Allowance for loan losses at end of period
                                                       $ 4,567             $ 4,092
                                                    ===========         ===========

Ratio of allowance for loan losses to total
loans at end of period                                    1.06%               1.20%
                                                    ===========         ===========

During the fourth quarter of 1996, the Corporation, based on significant continued improvement in overall asset quality, and recoveries exceeding charge-offs for the past three years, returned $1,775,000 of the allowance for loan losses to income.

NONPERFORMING LOANS Nonaccrual loans at June 30, 1997, totaled $2,503,000, compared to $1,707,000 at December 31, 1996. This increase includes $1,119,000 in nonaccruing loans attributable to Jefferson. The category of accruing loans past due 90 days or more totaled $85,000 at June 30, 1997 and $85,000 at December 31, 1996. Additionally, there was $52,500 in other real estate owned. The balance in the allowance for loan losses was $4,567,000 at June 30, 1997 compared to $4,092,000 at December 31, 1996.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                                            June 30, 1997    December 31, 1996
                                                                          ----------------   -----------------

Accruing loans past due 90 days or more as to principal or interest:
          Loans secured by real estate                                          $   43            $    0
          Commercial and industrial                                                  0                 0
          Loans to individuals                                                      42                85
                                                                                ------            ------
                                                                                $   85            $   85
                                                                                ======            ======

Nonaccrual loans:
          Loans secured by real estate                                          $2,086            $1,537
          Commercial and industrial                                                367               170
          Loans to individuals                                                      50                 0
                                                                                ======            ======
                                                                                $2,503            $1,707
                                                                                ======            ======

CAPITAL At June 30 1997, Premier's and CoBancorp's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                                                             Well
                                                                     PremierBank           CoBancorp      capitalized
                                                                       & Trust                Inc.         minimums
                                                                       -------                ----         --------
         Tier 1 "core" capital to risk-weighted assets                 10.88%                11.99%          6.00%
         Total capital to risk-weighted assets                         11.93%                13.08%         10.00%
         Tier 1 leverage ratio                                          7.23%                 7.77%          5.00%

These ratios substantially exceed the minimums which are in effect for banks and bank holding companies, and also exceed the percentages required to be considered "well-capitalized".

At June 30, 1997, Jefferson Savings' regulatory capital ratios based on the Office of Thrift Supervision requirements were as follows:

                                                                                                           Well-
                                                                     Jefferson              Required    capitalized
                                                                      Savings               Minimums      Minimums
                                                                      -------               --------      --------
           Tangible Capital                                             9.60%                 1.50%           n/a
           Tier 1 "core" capital to risk-weighted assets               20.66%                  n/a           6.00%
           Core Capital                                                 8.21%                 3.00%          5.00%
           Risk-based capital to risk weighted assets                  19.43%                 8.00%         10.00%


PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

                  The annual meeting of shareholders of CoBancorp Inc. was held April 16, 1997 at 11:00 a.m., at the Lorain County Community College Spitzer Conferencing Center, 1005 North Abbe Road, Elyria, Ohio 44035, in accordance with the notice of meeting and proxy statement mailed to shareholders.

                  All matters proposed by management in the proxy statement were approved by the shareholders.

         Item 6--Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                  11       Earnings per Share
                  27       Financial Data Schedule

              (b) The registrant was not required to file any reports on Form
                  8-K during the quarter ended June 30, 1997.

COBANCORP INC. AND SUBSIDIARIES
JUNE 30,1997


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


August 14, 1997