Form 10-Q
period 1997-09-30
COBANCORP INC
filed 1997-11-14
CIK 745276

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1997           Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

                 Ohio                                          34-1465382
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                           Identification No.)


1530 West River Road North, Elyria, Ohio                          44035
(Address of principal executive offices)                        (Zip Code)

                                 (440) 329-8000
               Registrant's telephone number, including area code

                                 Not applicable
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of September 30, 1997, there were 3,453,824 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                         COBANCORP INC. AND SUBSIDIARIES


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                                                       Page

         Consolidated balance sheets -- September 30, 1997 and December 31, 1996                         3

         Consolidated statements of income -- Three months and nine months ended
              September 30, 1997 and 1996.                                                               4

         Consolidated statements of cash flows -- Nine months ended September
               30, 1997 and 1996                                                                         5

         Notes to consolidated financial statements -- September 30, 1997                                6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              8

PART II.          OTHER INFORMATION                                                                      13

SIGNATURES                                                                                               14

EXHIBITS                                                                                                 15


COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       SEPTEMBER 30         DECEMBER 31
                                                                           1997                1996
                                                                    -------------------    --------------
ASSETS
Cash and due from banks                                                $  31,809,568       $  30,555,396
Investment securities available-for-sale                                 116,446,541         162,460,918
Investment securities held-to-maturity                                    22,067,717          26,324,836
  (market value $22,429,771 and $26,847,437)
Federal funds sold                                                        38,300,000           4,300,000
Loans                                                                    420,832,262         340,454,390
Less allowance for loan losses                                             4,384,579           4,091,592
                                                                       -------------       -------------
    Net loans                                                            416,447,683         336,362,798
Bank premises and equipment, net                                          19,658,262          18,787,316
Accrued income and prepaid expenses                                        5,683,673           4,840,787
Other assets                                                              15,772,299          15,285,663
                                                                       -------------       -------------
                                     TOTAL ASSETS                      $ 666,185,743       $ 598,917,714
                                                                       =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits
    Demand-noninterest bearing                                         $  84,366,512       $  82,842,548
    Demand-interest bearing                                               72,342,732          63,196,979
    Savings and other time                                               423,807,154         368,706,984
                                                                       -------------       -------------
      Total deposits                                                     580,516,398         514,746,511
  Short-term funds                                                        19,137,153          25,520,820
  Other liabilities                                                        8,437,446           4,005,766
                                                                       -------------       -------------
      TOTAL LIABILITIES                                                  608,090,997         544,273,097
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,453,824 shares issued and outstanding                                5,975,066           5,975,066
  Capital surplus                                                         18,553,553          18,553,553
  Retained earnings                                                       32,738,955          30,296,473
  Net unrealized gains (losses) on available-for-sale
    investment securities (net of income tax)                                827,172            (180,475)
                                                                       -------------       -------------
      TOTAL SHAREHOLDERS' EQUITY                                          58,094,746          54,644,617
                                                                       -------------       -------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 666,185,743       $ 598,917,714
                                                                       =============       =============


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SEPTEMBER 30, 1997


                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30                           SEPTEMBER 30
                                                    1997                 1996                1997              1996
                                                 ------------       ------------        ------------       ------------
INTEREST INCOME
   Loans (including fees)
     Taxable                                     $ 10,050,871       $  7,707,210        $ 28,039,545       $ 22,530,741
     Tax-exempt                                        31,669             35,815              98,505             88,469
   Investment securities
     Taxable                                        1,419,006          2,313,507           5,124,560          6,519,094
     Tax-exempt                                       749,457            800,155           2,303,313          2,730,830
   Federal funds sold                                 223,917             36,393             286,079            324,006
                                                 ------------       ------------        ------------       ------------
                     TOTAL INTEREST INCOME         12,474,920         10,893,080          35,852,002         32,193,140

INTEREST EXPENSE
   Deposits                                         4,974,090          4,062,533          13,679,697         12,208,000
   Short-term borrowed funds                          116,014            165,448             490,928            484,987
                                                 ------------       ------------        ------------       ------------
                    TOTAL INTEREST EXPENSE          5,090,104          4,227,981          14,170,625         12,692,987
                                                 ------------       ------------        ------------       ------------
                       NET INTEREST INCOME          7,384,816          6,665,099          21,681,377         19,500,153
PROVISION FOR LOAN LOSSES                                   0                  0             150,000            100,000
                                                 ------------       ------------        ------------       ------------

                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES          7,384,816          6,665,099          21,531,377         19,400,153

OTHER INCOME
   Service charges on deposit accounts                743,828            756,742           2,215,227          2,179,387
   Trust fees                                         413,751            359,000           1,241,252          1,061,000
   Other                                              840,833            361,688           2,018,394          1,295,310
   Securities gains (losses)                           64,203             (5,304)            238,319            294,290
                                                 ------------       ------------        ------------       ------------
                        TOTAL OTHER INCOME          2,062,615          1,472,126           5,713,192          4,829,987

OTHER EXPENSES
   Salaries, wages and benefits                     3,170,489          2,806,366           9,237,766          8,247,753
   Occupancy--net                                     709,316            460,922           1,937,506          1,324,414
   Furniture and equipment                            315,810            234,000             879,805            702,000
   Taxes, other than income and payroll               167,689            143,127             492,945            504,046
   Data processing                                    984,260            521,321           2,488,860          1,549,178
   Supplies, printing and postage                     351,625            269,089           1,053,362          1,144,118
   Outside services                                   381,484            247,811           1,041,965            834,719
   Telephone                                          192,806            172,425             596,398            456,186
   Amortization of intangibles                        234,202            204,624             610,877            544,790
   Other                                            1,229,345          1,485,624           3,495,237          4,000,211
                                                 ------------       ------------        ------------       ------------
                      TOTAL OTHER EXPENSES          7,737,026          6,545,309          21,834,721         19,307,415
                                                 ------------       ------------        ------------       ------------
                INCOME BEFORE INCOME TAXES          1,710,405          1,591,916           5,409,848          4,922,725

INCOME TAX EXPENSE                                    400,198            282,716           1,136,835            693,716
                                                 ------------       ------------        ------------       ------------
                                NET INCOME       $  1,310,207       $  1,309,200        $  4,273,013       $  4,229,009
                                                 ============       ============        ============       ============


NET INCOME PER SHARE                             $       0.38       $       0.38        $       1.24       $       1.23

DIVIDENDS PER SHARE                              $       0.18       $       0.16        $       0.53       $       0.47




See notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                                    1997                 1996
                                                                                                ------------------   --------------
OPERATING ACTIVITIES
  Net income                                                                                  $   4,273,013        $   4,229,009
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                     150,000              100,000
      Provision for depreciation and amortization                                                 1,895,853            1,570,565
      Accretion of discounts on purchased loans                                                     (16,763)             (61,850)
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                                         103,805              140,487
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                                          (381)               8,680
      Realized securities (gains) on available-for-sale securities                                 (238,320)            (294,290)
      Realized (gains) on sale of loans                                                            (687,633)                   0
      Realized (gains) on sale of fixed assets                                                      (14,930)                   0
      Decrease (increase) in interest receivable                                                     79,210             (737,324)
      Increase  in interest payable                                                                  67,566              718,906
      Decrease (increase) in other assets                                                           160,880           (7,069,207)
      Increase in other liabilities                                                               1,525,806              173,513
                                                                                              -------------        -------------
                                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           7,298,106           (1,221,511)

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                                        54,600,611           53,017,230
  Maturities of available-for-sale investment securities                                          4,153,314            1,423,808
  Maturities of held-to-maturity investment securities                                            6,673,885            8,928,643
  Purchases of available-for-sale investment securities                                         (10,274,053)        (103,067,893)
  Purchase of Jefferson Savings, net of cash received                                            (5,531,007)                   0
  Net decrease (increase) in credit card receivables                                              3,547,394               (6,863)
  Net (increase) in longer-term loans                                                           (26,396,991)         (13,121,572)
  Purchases of premises and equipment,
    net of retirements                                                                           (1,528,013)          (5,698,034)
                                                                                              -------------        -------------
                        NET CASH PROVIDED BY (USED IN) INVESTING AND LENDING ACTIVITIES          25,245,102          (58,524,681)

DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits and savings accounts                               (10,362,509)          50,645,513
  Net increase in certificates of deposit                                                        24,582,719           12,639,160
  Net (decrease) increase in short-term funds                                                   (10,383,666)           1,305,031
  Increase in borrowings                                                                          1,050,872                    0
  Repayment of borrowings                                                                          (345,924)                   0
  Cash dividends                                                                                 (1,830,527)          (1,620,165)
                                                                                              -------------        -------------
                        NET CASH PROVIDED BY DEPOSIT AND FINANCING ACTIVITIES                     2,710,965           62,969,539
                                                                                              -------------        -------------
        Increase In Cash and Cash Equivalents                                                    35,254,173            3,223,347

Cash and cash equivalents at beginning of period                                                 34,855,395           29,511,296
                                                                                              -------------        -------------
                                             CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  70,109,568        $  32,734,643
                                                                                              =============        =============




See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

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

NOTE B -- ACQUISITION

On February 27, 1997, the Corporation acquired all of the outstanding shares of Jefferson, an Ohio-chartered savings association located in Jefferson, Ohio, for cash in the amount of $6,733,000, with additional consideration of $649,000 attributable to certain favorable tax benefits (confirmed by an I.R.S. Private Letter Ruling dated May 31, 1996). The transaction was accounted for under the purchase method of accounting. The purchase price allocation, which may be revised, resulted in a write-up of assets to estimated fair value of approximately $2,432,000. This amount included approximately $965,000 which was assigned to goodwill. Jefferson's results of operations are included in the Corporation's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material to the consolidated results of operations. Jefferson, with assets of approximately $62 million as of September 30, 1997, operates four branch locations; three in Madison County, Ohio and one in Lorain County, Ohio. Jefferson remains a separate savings association subsidiary of the Corporation.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997


NOTE C -- LOANS

The Corporation applies the provisions of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). At September 30, 1997, there were two loans aggregating $15,600 which were classified as doubtful for which present value analyses were performed according to the guidelines set forth by FASB Statement 114. The Corporation's standard reserve methodology provided for a greater reserve amount than required by FASB Statement 114. At December 31, 1996, there were no loans for which the Corporation was required to establish a valuation allowance under Statement 114 criteria.

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

NOTE F -- SUBSEQUENT EVENT

On November 3, 1997, the Corporation entered into a definitive agreement to be acquired by FirstMerit Corporation (FMER). Under the terms of the agreement, each share of CoBancorp Inc. stock will be exchanged for $44.50 in cash or for shares of common stock of FirstMerit with a market value per share of $44.50. The shareholders of CoBancorp may elect to exchange their common stock for either common stock of FirstMerit, or $44.50 in cash, provided that no less than 30 percent and no more than 49 percent of the total transaction will be paid in cash. The acquisition is expected to be completed during the second quarter of 1998, subject to approval by CoBancorp Inc.'s shareholders and regulatory authorities.

COBANCORP INC. AND SUBSIDIARIES
SEPTEMBER 30, 1997



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

EARNINGS RESULTS Net income remained relatively constant with a slight increase over the prior year. For the first nine months of 1997, net income was $4,273,000, compared to $4,229,000 for the same period in 1996. Earnings per share were $1.24 for the first nine months of 1997 and $1.23 for the same period in 1996. For the third quarter, net income was $1,310,000 or $0.38 per share compared to $1,309,000 or $0.38 per share in the prior year. The changes affecting net income are explained in detail in the following sections.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.27 percent for the first nine months of 1997, compared to 5.14 percent for the same period one year ago. Net interest income for the first nine months of 1997 amounted to $22,919,000, up significantly from $20,951,000 for the comparable period in 1996. Third quarter net interest income was $7,787,000 and $7,096,000 in 1997 and 1996, respectively. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $1,968,000, or
9.4 percent, is due primarily to an increase in interest-earning assets over the same period in 1996. This increase was offset by an increase in interest-bearing liabilities. The Corporation also benefited from an increase in the overall yield on earning assets, however the cost of interest-bearing liabilities also increased slightly.

Average interest-earning assets were $575,982,000 and $539,982,000 for the first nine months of 1997 and 1996, respectively. Average interest-bearing liabilities for the same periods were $500,752,000 and $463,792,000, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
AND AVERAGE BALANCE SHEETS
(RATE/VOLUME VARIANCE)
NINE MONTHS ENDED 9/30/97 VS.9/30/96
(IN THOUSANDS OF DOLLARS)

                                                                                     |
                                               1997                    1996          |               CHANGE IN
                                     ----------------------   ---------------------- |    INTEREST INCOME/EXPENSE DUE TO
                                      AVERAGE     AVERAGE       AVERAGE    AVERAGE      ------------------------------------
                                      BALANCE      RATE         BALANCE     RATE     |    VOLUME     RATE        BOTH       TOTAL
                                      -------      ----         -------     ----          ------     ----        ----       -----
                                                                                     |
Taxable securities                     $101,815      6.71%       $134,565     6.46%  |     (1,606)     254        (42)      (1,394)
Nontaxable securities                    58,054      8.01%         70,371     7.84%  |       (737)      92         (3)        (648)
Federal funds sold & s/t funds            7,179      5.26%          7,171     5.94%  |         (1)     (37)         0          (38)
Taxable loans:                                                                       |
    Real estate loans                   184,630      8.11%        143,250     7.98%  |      2,439      135         71        2,645
    Commercial loans                    167,998      9.52%        136,220     9.43%  |      2,207       87         46        2,340
    Installment loans                    51,132      9.98%         41,747    10.24%  |        707      (80)       (17)         610
    Overdrafts                              720      0.00%          1,174     0.00%  |          0        0          0            0
    Checkmate loans                         223     17.49%            193    16.58%  |          4        1          0            5
    Credit card loans                     2,040     56.62%          2,835    44.97%  |       (271)     247        (66)         (90)
Nontaxable loans:                                                                    |
    Industrial Revenue Bonds (IRBs)       2,190      9.09%          2,456     7.29%  |        (15)      33         (3)          15
                                     -----------              ------------              -----------  -------  ----------  ---------
     TOTAL INTEREST-EARNING ASSETS      575,982      8.56%        539,982     8.27%  |      2,727      732        (14)       3,445
                                                                                     |
Noninterest-earning assets:                                                          |
    Cash and due from banks              30,514                    27,933            |
    Bank premises and equipment          20,353                    14,014            |
    Other assets                         21,009                    19,954            |
    Less allowance for loan losses       (4,482)                   (6,000)           |
                                     -----------              ------------           |
    Total noninterest-earning assets     67,394                    55,901            |
                                     -----------              ------------           |
                                                                                     |
    TOTAL ASSETS                       $643,376                  $595,883            |
                                     ===========              ============           |
                                                                                     |
                                                                                     |
Interest-bearing transaction accts:                                                  |
    NOW/Advantage 50                    $69,474      1.59%        $63,101     1.83%  |         84     (111)       (10)         (37)
Savings accounts:                                                                    |
    Savings                             137,491      2.21%        140,601     2.25%  |        (61)     (40)         1         (100)
    IMMAs                                18,800      1.99%         22,910     2.02%  |        (63)      (5)         0          (68)
    Money Market Index accounts          16,252      4.95%         12,292     4.76%  |        139       18          6          163
Time deposits:                                                                       |
    Christmas/vacation club               1,035      3.96%          1,205     3.90%  |         (5)       1         (1)          (5)
    CD under $100,000                   163,927      5.48%        133,074     5.37%  |      1,219      109         25        1,353
    CD over $100,000 (regular)           14,933      5.32%         13,046     5.30%  |         73        1          0           74
    CD over $100,000 (public funds)      21,320      5.52%         20,626     5.32%  |         25       30          1           56
    IRAs                                 35,063      5.64%         35,827     5.37%  |        (36)      74         (2)          36
Short-term borrowings:                                                               |
    Repurchase agreements                 1,996      4.99%          3,024     4.73%  |        (37)       6         (3)         (34)
    Fed funds purchased                   3,297      5.70%          2,181     5.41%  |         45        5          2           52
    Notes payable TT&L                    2,280      5.44%          1,952     5.17%  |         12        4          1           17
    Sweep                                14,884      1.61%         13,953     1.97%  |         13      (37)        (6)         (30)
                                     -----------              ------------           | -----------  -------  ----------  ----------
    TOTAL INTEREST-BEARING LIBILITIES   500,752      3.78%        463,792     3.64%  |      1,408       55         14        1,477
                                                                                       -----------  -------  ----------  ---------
                                                                                     |
Noninterest-bearing liabilities:                                                     |
    Demand deposits                      80,182                    77,090            |
    Other liabilities                     6,303                     4,479            |
    Shareholders equity                  56,139                    50,522            |
                                     -----------              ------------
    TOTAL LIABILITIES AND                                                            |
       SHAREHOLDERS' EQUITY            $643,376                  $595,883            |
                                     ===========              ============
                                                                                     |
          NET INTEREST INCOME                        5.27%                    5.14%  |    $ 1,319     $677       ($28)     $ 1,968
                                                                                        =========    =====    =========   =========
                                                                                     |
                                                                                     |

YTD FTE net interest income (current year)         $22,919
YTD FTE net interest income (prior year)            20,951
                                                -----------
          Change in FTE net interest income         $1,968
                                                ===========

Note: Jefferson's average balances and income are included for seven months in 1997. Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NONINTEREST INCOME Total noninterest income, exclusive of securities gains, increased $939,000 or 20.7 percent for the first nine months of 1997 when compared to the same period in 1996. The third quarter of 1997 represented an increase of $521,000 or 35.3 percent over the prior year. Jefferson contributed approximately $140,000 of noninterest income, exclusive of securities gains, since it was acquired on February 28, 1997. Income from trust activities increased to $1,241,000 for the nine months ended September 30, 1997, up 17 percent from the prior year. In June of 1997, Premier sold its credit card portfolio (approximately $2,605,000 of loans) and realized a gain of approximately $400,000. Security transactions resulted in net gains of $238,000 and $294,000 in the first three quarters of 1997 and 1996, respectively. The comparable amounts for the third quarter were a net gain of $64,000 in 1997 and a net loss of $5,000 in 1996, respectively. During the third quarter of 1997, Premier sold approximately $20 million of its fixed and variable rate mortgage loans and realized a gain of approximately $271,000. Premier elected to retain servicing rights to these mortgage loans and recorded a mortgage servicing asset of approximately $240,000 under the guidelines set forth by the Financial Accounting Standards Board in Statement Number 125. Amortization of this mortgage servicing asset will be recognized over the average remaining life of the pools of loans sold. During the third quarter of 1997, Premier also sold its office building located at 124 Middle Avenue, Elyria, Ohio, and accounted for the transaction as a sales-leaseback agreement. A gain of approximately $1,009,000 is being recognized on the installment basis over the life of the five year lease.

NONINTEREST EXPENSE For the first nine months of 1997, salaries, wages and benefits expense increased $990,000 over the same period for 1996. In the third quarter of 1997, the increase was $364,000, of which approximately 41% was a result of the Jefferson acquisition, while the remainder is a combination of added staff for new offices and normal salary adjustments. The increase in occupancy and furniture and equipment expenses of $2,026,000 over the previous year was due to the addition of several Premier branches during the later half of 1996, the acquisition of Jefferson in early 1997 and the opening of an additional Jefferson facility during the third quarter of 1997.

LOANS AND ALLOWANCE FOR LOAN LOSSES In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present and anticipated economic conditions and the credit worthiness of its borrowers. The allowance for loan losses is increased by provisions charged against income and recoveries of loans previously charged off. The allowance is decreased by loans that are determined uncollectable by management and charged against the allowance.

Potential problem loans are those loans which are on the Corporation's "watch list." These loans are, or could become, nonperforming. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at September 30, 1997, totaled $7.5 million, or 1.7 percent of total outstanding loans.

At September 30, 1997, there were two loans aggregating $15,600 which were classified as doubtful for which present value analyses were performed according to the guidelines set forth by FASB Statement 114. The Corporation's standard reserve methodology provided for a greater reserve amount than required by FASB Statement 114. At December 31, 1996, there were no loans for which the Corporation was required to establish a valuation allowance under Statement 114 criteria.

At September 30, 1997, the allowance for loan losses as a percentage of loans was 1.04 percent compared to 1.20 percent at December 31, 1996. The provision for loan losses was $150,000 in the nine months ended September 30, 1997, and $100,000 for the nine months ended September 30, 1996.

The following table contains information relative to the Corporation's loan loss experience for the nine months ended September 30, 1997, and the year ended December 31, 1996 (in thousands of dollars).

                                                       Nine months ended       Year ended
                                                      September 30, 1997      December 31, 1996
                                                       -----------------   ----------------------
Allowance for loan losses at beginning of period              $ 4,092            $ 5,850
Jefferson allowance acquired                                      501

Loans charged off:
          Real estate                                               1                 21
          Installment                                             445                446
          Credit card and other                                    66                 86
          Commercial and collateral                               150                163
                                                              -------            -------
                                                                  662                716

Recoveries on loans charged off:
          Real estate                                             144                  5
          Installment                                             145                311
          Credit card and other                                    29                 23
          Commercial and collateral                                46                395
                                                              -------            -------
                                                                  364                733

Net charge-offs (recoveries)                                      308                (17)
Provision for loan losses                                         150             (1,775)
                                                              =======            =======
Allowance for loan losses at end of period
                                                              $ 4,385            $ 4,092
                                                              =======            =======

Ratio of allowance for loan losses to total
loans at end of period                                           1.04%              1.20%
                                                              =======            =======

During the fourth quarter of 1996, the Corporation, based on significant continued improvement in overall asset quality, and recoveries exceeding charge-offs for the past three years, returned $1,775,000 of the allowance for loan losses to income.

NONPERFORMING LOANS Nonaccrual loans at September 30, 1997, totaled $2,973,000, compared to $1,707,000 at December 31, 1996. This increase includes $1,256,000 in nonaccruing loans attributable to Jefferson. The category of accruing loans past due 90 days or more totaled $35,000 at September 30, 1997 and $85,000 at December 31, 1996. Additionally, there was $62,000 in other real estate owned. The balance in the allowance for loan losses was $4,385,000 at September 30, 1997 compared to $4,092,000 at December 31, 1996.

Loans other than installment loans on which interest and/or principal is 90 days or more past due are placed on nonaccrual status and any previously accrued but uncollected interest is reversed from income. Such loans remain on a cash basis for recognition of income until both interest and principal are current. Installment loans past due greater than 120 days are charged off and previously accrued but uncollected interest is reversed from income.

The following table summarizes nonaccrual and past due loans (in thousands of dollars).


                                                  September 30, 1997  December 31, 1996
                                                  ------------------  ------------------

Accruing loans past due 90 days or more as
to principal or interest:
          Loans secured by real estate                   $    0           $    0
          Commercial and industrial                           0                0
          Loans to individuals                               35               85
                                                         ------           ------
                                                         $   35           $   85
                                                         ======           ======

Nonaccrual loans:
          Loans secured by real estate                   $2,518           $1,537
          Commercial and industrial                         379              170
          Loans to individuals                               76                0
                                                         ------           ------
                                                         $2,973           $1,707
                                                         ======           ======


CAPITAL At September 30 1997, Premier's and CoBancorp's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:


                                                                                                            Well
                                                                      PremierBank         CoBancorp       capitalized
                                                                         & Trust             Inc.           minimums
                                                                      -----------        ----------       ------------
         Tier 1 "core" capital to risk-weighted assets                 10.86%                12.00%           6.00%
         Total capital to risk-weighted assets                         11.86%                13.03%          10.00%
         Tier 1 leverage ratio                                          7.22%                 7.80%           5.00%

These ratios substantially exceed the minimums which are in effect for banks and bank holding companies, and also exceed the percentages required to be considered "well-capitalized".

At September 30, 1997, Jefferson Savings' regulatory capital ratios based on the Office of Thrift Supervision requirements were as follows:

                                                                                             Well-
                                                          Jefferson        Required       capitalized
                                                           Savings         Minimums        Minimums
                                                          ---------       ---------       ------------
Tangible Capital                                            9.68%           1.50%              n/a
Tier 1 "core" capital to risk-weighted assets              17.63%            n/a             6.00%
Core Capital                                                8.18%           3.00%            5.00%
Risk-based capital to risk weighted assets                 18.77%           8.00%           10.00%

PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

                  None

         Item 6--Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                  10q Second Amendment to Employment Agreement Dated June 16, 1997 among CoBancorp Inc., PremierBank & Trust and Timothy W. Esson

                  10r Severance Agreement Due to Change in Control of CoBancorp Inc. Dated June 16, 1997 among CoBancorp Inc., PremierBank & Trust, Jefferson Savings Bank and James R. Bryden

                  11       Earnings per Share

                  27       Financial Data Schedule

              (b) The registrant was not required to file any reports on Form
                  8-K during the quarter ended September 30, 1997.

COBANCORP INC. AND SUBSIDIARIES
SEPTEMBER 30, 1997


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


November 14, 1997