Form 10-K
period 1997-12-31
COBANCORP INC
filed 1998-03-31
CIK 745276

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________TO _______________.

COMMISSION FILE NUMBER 0-13166.

                                 COBANCORP INC.
    ------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                  34-1465382
   -------------------------------          -------------------------------
   (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

    1530 WEST RIVER ROAD, NORTH
            ELYRIA, OHIO                                  44035
   -------------------------------          -------------------------------
        (ADDRESS OF PRINCIPAL                           (ZIP CODE)
         EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  440-329-8000

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                           COMMON STOCK, NO PAR VALUE
    ------------------------------------------------------------------------
                                (TITLE OF CLASS)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    1 of 62

The aggregate market value, computed using the closing bid quotation as reported by the NASDAQ National Market System, of the voting stock held by nonaffiliates of the registrant (exclusive of 215,398 shares held by the CoBancorp Inc. Employee Stock Ownership Plan and 279,056 non-ESOP shares held by directors and executive officers of the Corporation) as of January 20, 1998:

         Common Stock, no par value--$128,380,800

The number of shares outstanding of the issuer's classes of common stock as of January 20, 1998:

         Common Stock, no par value--3,480,054 shares

DOCUMENTS INCORPORATED BY REFERENCE

         The index to exhibits in this filing begins on page 61.


                                 COBANCORP INC.

                                FORM 10-K REPORT
                                TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                    ----

                                     PART I

1.       BUSINESS.....................................................................     4
         Description of Business......................................................     4
         Acquisitions.................................................................     5
         Competition..................................................................     5
         Regulation...................................................................     6
         Examination and Supervision..................................................     7
         Federal Reserve System.......................................................     7
         Insurance of Deposits........................................................     7
         Community Reinvestment Act...................................................     7
         Executive Officers of the Registrant.........................................     7
         Supplemental Financial Data..................................................     8
2.       PROPERTIES...................................................................     9
3.       LEGAL PROCEEDINGS............................................................    12
4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................    12

                                     PART II

5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS......................................................................    12

6.       SELECTED FINANCIAL DATA......................................................    13
7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS................................................................    15
8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................................    31
9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.........................................................    52

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................    53
11.      EXECUTIVE COMPENSATION.......................................................    55
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............    59
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................    60

                                     PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .............    60

                                   SIGNATURES

         SIGNATURES...................................................................    62

                                      3

                                     PART I

ITEM 1.  BUSINESS

                             DESCRIPTION OF BUSINESS

         CoBancorp Inc. (the "Corporation"), headquartered in Elyria, Ohio, is a bank holding company registered with the Federal Reserve System whose principal asset is the common stock of its wholly owned commercial bank subsidiary, PremierBank & Trust ("Premier") and its wholly owned savings bank subsidiary, Jefferson Savings Bank ("Jefferson").

         The Corporation was organized under Ohio law in November 1983 and remained inactive until September 8, 1984. On that date, the Premier's shareholders became Corporation shareholders in a tax-free and regulatory reorganization.

         On November 2, 1997, the Corporation entered into a definitive agreement to be acquired by FirstMerit Corporation (FMER). Under the terms of the agreement, each share of CoBancorp Inc. stock will be exchanged for $44.50 in cash or for shares of common stock of FirstMerit with a market value per share of $44.50. The shareholders of CoBancorp may elect to exchange their common stock for either common stock of FirstMerit, or $44.50 in cash, provided that no less than 30 percent and no more than 49 percent of the total transaction will be paid in cash. The Company recorded in 1997 $724,000 of legal, investment advisory and accounting expenses incurred in 1997 related to the business combination with FirstMerit. Such expenses were recorded as an extraordinary item in the consolidated statements. The acquisition is expected to be completed during the second quarter of 1998 and was approved by CoBancorp Inc.'s shareholders on March 3, 1998. Approval has been received from the Federal Reserve Board of Cleveland and approval from the Office of the Comptroller of the Currency is expected by mid April, 1998.

         As a bank holding company, the Corporation is exclusively engaged in the management of its two subsidiaries, Premier and Jefferson. Premier was chartered by the State of Ohio in 1926 and is a member bank of the Federal Reserve System. Jefferson was chartered in 1870 and holds the oldest saving and loan charter in the state of Ohio. As of December 31, 1997, Premier operates thirty-seven (37) banking offices throughout its market area of Lorain County and portions of Cuyahoga, Erie, Richland, Huron, Delaware, Franklin and Crawford Counties. As of December 31, 1997, Jefferson operates four branch offices, three located in Madison County, Ohio and the fourth located in Lorain County, Ohio. Premier has 47 automated teller machines ("ATMs") and is a member of the MAC and Plus ATM networks. As a member bank of the Federal Reserve System, Premier's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law. Premier is subject to primary regulation by the Federal Reserve and the Ohio Department of Commerce, Division of Banking as well as the FDIC. Jefferson is governed by the regulatory mandates of the Office of Thrift Supervision (the "OTS"). The Corporation's activities as a bank holding company are regulated by the Federal Reserve, and the Corporation's corporate governance is determined by Ohio law.

         The Corporation provides commercial and retail banking services to individual, business, institutional and governmental customers. These services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, and safe deposit facilities. CoBancorp Inc. operates in markets that are diverse in their economic base, ranging from service, governmental and educational orientation in the Columbus, Ohio MSA, to heavy and light industrial activity in the Cleveland/Elyria markets and agricultural orientation in the geographical area between Lorain and Columbus.

         Consistent with formally approved Loan Policy, the Corporation offers a variety of commercial loans involving differing characteristics depending on purpose, intent, maturity and collateral; real estate loans structured to include traditional and nonresidential lending activities; and consumer loans designed to meet a multitude of credit needs on both a secured and unsecured basis. As guidance in underwriting criteria for each category of loans referenced above, loan-to-value ratios and lien positions are considered as components to structures and designs. They will vary based on characteristics contained in the respective loan category.

         The Trust Department of Premier performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

         As of December 31, 1997, in the opinion of management, the Corporation did not have any concentration of loans to similarly situated borrowers. There were no foreseeable losses relating to other interest-earning nonloan assets. Growth of the Corporation's commercial loan portfolio has originated in the nontraditional part of its operating franchise, i.e. Columbus MSA and Cleveland, thus permitting geographical diversification in its lending processes. This is perceived by management as being an appropriate risk diversification strategy attempting to balance its portfolio and guard against cyclical cycles of certain industry classifications.

         The Corporation is not significantly affected by seasonal activity or large deposits of individual customers. The Corporation is not engaged in operations in any foreign country.

         On December 31, 1997, the Corporation and its subsidiaries employed approximately 359 full-time and 70 part-time employees. None of the employees is represented by a union or collective bargaining group. Management considers its relations with employees to be satisfactory. Employee benefit programs are considered by management to be competitive with benefits provided by other financial institutions and major employers within the normal operating area.

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

         Under the terms of the transaction, the Bank acquired the branches and associated assets such as furniture, fixtures and equipment and approximately $283,000 of certain deposit account-related loans, and the Bank assumed the deposit account liabilities of Bank One associated with these branches. Eight of the branches are situated on real estate acquired by the Bank, and the other three are leased. During 1996, three of the branches acquired from Bank One were consolidated into existing PremierBank branch locations.

         On February 27, 1997, CoBancorp acquired all of the 3,535 outstanding shares of Jefferson Savings Bank, an Ohio-chartered savings association located in Jefferson, Ohio, for cash in the amount of $6,733,000, with additional consideration of $649,000 attributable to certain favorable tax benefits (confirmed by an IRS Private Letter Ruling dated May 31, 1996). The transaction was accounted for under the purchase method of accounting. The purchase price allocation resulted in a write-up of assets to estimated fair value of approximately $2,432,000. This amount included approximately $965,000 which was assigned to goodwill. Jefferson's results of operations are included in the Corporation's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material to the consolidated results of operations. The terms of the sale, including the purchase price and form of consideration were the result of arms'-length negotiations between the parties. Prior to this transaction, there was no material relationship between Jefferson and CoBancorp, its affiliates, any officer or director of CoBancorp or any of their affiliates. In connection with the acquisition, CoBancorp acquired all of the equipment and other physical property used in Jefferson's banking business.

                                   COMPETITION

         The Corporation actively competes with other financial institutions in its market area. Competition for deposits comes principally from other commercial banks, savings and loan associations, credit unions and brokerage house "money market funds" located in its primary market area. The primary factors in competing for deposits are interest rates paid on deposits and convenience of office hours and locations. During periods when money market rates are relatively high, obligations offered by governments, government agencies and other entities seeking funds add significantly to competition for deposits.

         The Corporation's principal competition for loans is provided by other commercial banks, savings and loan associations, mortgage companies and credit unions. The primary factors in loan competition are interest rates, extent and time interval of interest rate adjustments, origination charges and convenience of office location for applications, closing and servicing.

                                   REGULATION

         The Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5 percent voting interest in any bank, and restricts interstate banking activities.

         The Act restricts the Corporation's non-banking activities to those which are closely related to banking. The Federal Reserve Board has determined by regulation that the following activities are permissible for bank holding companies and their subsidiaries: making, acquiring or servicing loans or other extensions of credit; trust company functions; leasing personal or real property; courier services; management and consulting for other depository institutions; and real estate appraising. Other than for Jefferson, the Corporation has no significant non-banking activities.

         The Corporation's cash revenues are derived primarily from dividends paid by Premier, one of its subsidiaries. These dividends are subject to various legal and regulatory restrictions. Reference is made to Note H of the Registrant's 1997 Audited Financial Statements, which are contained under Item 8 of this filing.

         Under the Act and regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

         Premier is a stock-form commercial bank and Jefferson is a savings association, both organized under the laws of the State of Ohio, and their deposits are insured by the FDIC. Both subsidiaries derive their lending, investment and other powers from the applicable provisions of Ohio law and the regulations of the Ohio Department of Banking (the "Banking Department"), subject to limitation or other modification under applicable federal laws and regulations of such agencies as the FDIC, the Federal Reserve Board and the Office of Thrift Supervision. Premier is subject to periodic examination and supervision by the Federal Reserve Board and Jefferson is subject to periodic examination and supervision by the OTS. Both are subject to the supervision of the Banking Department.

         The Banking Department regulates Premier's and Jefferson's internal organizations as well as their deposit, lending and investment activities. The Superintendent of the Banking Department must approve changes to Premier's or Jefferson's Certificates of Incorporation, establishing or relocating branch offices, mergers and the issuance of additional stock. Many of the areas regulated by the Banking Department are subject to similar regulation by the Federal Reserve Board. Approval for the Agreement of Affiliation and Plan of Merger dated November 2, 1997, by and between FirstMerit Corporation and CoBancorp Inc., has been received from the Federal Reserve Bank of Cleveland. Approval from the Office of the Comptroller of the Currency ("OCC") is expected by mid April, 1998.

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

                           EXAMINATION AND SUPERVISION

         The Banking Department, the Federal Reserve Board and the Office of Thrift Supervision issue regulations and require the filing of reports describing the activities and financial condition of banks under their jurisdiction. Each regulatory body conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operations of such banks. This supervision and regulation is intended primarily for the protection of depositors.

         The Corporation, Premier and Jefferson are subject to various regulatory capital requirements. Further discussion is included in Note Q to the Notes to the Registrant's Audited Financial Statements, contained under Item 8 of this filing.

                             FEDERAL RESERVE SYSTEM

         Under Federal Reserve Board regulations, Premier is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), and non-personal time deposits. The current reserve requirement for transaction accounts is 3 percent for the first $47.8 million, and 10 percent of any additional deposits in transaction accounts. No reserves must be maintained on time deposits, which include borrowings with original maturities of less than one and one-half years. These amounts and percentages are subject to adjustment by the Federal Reserve Board. Money market deposit accounts are subject to the reserve requirement applicable to time deposits when held by an entity other than a natural person.

                              INSURANCE OF DEPOSITS

         Deposits of Premier and Jefferson are insured by the Federal Deposit Insurance Corporation (the "FDIC"), to the legal maximum. Under FIRREA, the deposits of commercial and savings banks continue to be insured to a maximum of $100,000 for each insured depositor. As of December 31, 1997, the Corporation had approximately $80 million of deposits which were insured by the FDIC in the Savings Association Insurance Fund (SAIF); $27 million which had been acquired by Premier from Savings and Loan institutions and $53 which are deposits held at Jefferson Savings Bank.

                           COMMUNITY REINVESTMENT ACT

         Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating for all CRA examinations at banks and thrifts, using terms such as satisfactory and unsatisfactory, and a written evaluation of each institution's performance. At its most recent CRA performance evaluation, Premier received an outstanding evaluation of its CRA performance.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF JANUARY 20, 1998)

                                                                                                         Executive
                                                                                                          Officer
           Name                Age                                Position                                 Since
           ----                ---                                --------                                 -----

John S. Kreighbaum              51      Chairman, President and Chief Executive Officer                    1991

Timothy W. Esson                48      Executive Vice President and Treasurer                             1980

James R. Bryden                 55      Regional President/North Central District                          1987

Robert J. Scott                 49      Senior Vice  President/Director  of Investment Management and
                                        Trust Services                                                     1993

Bruce E. Stevens                49      Senior Vice President/Director of Lending                          1993

         Each of the above executive officers of the Corporation has been an officer of the Registrant or its subsidiary, Premier, during the past five years. Mr. Bryden has been an officer of Jefferson Savings Bank since February, 1997.

         There are no family relationships between any of the above executive officers of the Corporation.

                           SUPPLEMENTAL FINANCIAL DATA

         Numeric disclosure regarding the Corporation's business and supplemental financial data concerning the Corporation, Premier and Jefferson, as described below is incorporated herein by reference to the pages of this report set forth opposite each specific caption:

CAPTION                                                                   PAGE
-------                                                                   ----

Return on Equity and Assets                                                15
Average Consolidated Balance Sheets, Net Interest Income and Rates         17
Summary of Changes in Net Interest Income                                  20
Loan Portfolio                                                             22
Loan Maturities and Sensitivity to Changes in Interest Rates               23
Investment Securities Carrying Value and Yield by Maturity Date            24
Deposits                                                                   25
Short-Term Funds                                                           25
Credit Quality and Experience                                              26

ITEM 2.  PROPERTIES

         The principal office of CoBancorp Inc. and PremierBank & Trust is located at 1530 West River Road North, Elyria, Ohio. The principal office of Jefferson Savings Bank is located at One East Main Street, West Jefferson, Ohio. At December 31, 1997, Premier owned twenty-nine and leased eighteen of its banking and ATM facilities and also had a land-leasing agreement for one remote ATM facility and one banking facility. Jefferson owned two of its four banking facilities and leased the land of the remaining two as of December 31, 1997. Currently, three of Premier's full-service branches are located in supermarkets.

         Through Premier, the Corporation owns and operates a total of 47 ATMs at various branch offices and at nine remote locations and is a member of the MAC Network, which provides its members with regional ATM access, and the Plus System ATM network, which provides its members with international access.

         The following table sets forth certain information regarding the properties of the Corporation, Premier and Jefferson. Neither the Corporation nor its subsidiaries has any mortgage indebtedness on any of its properties.


                                                    OWNED OR              LEASE
OFFICE LOCATION                                     LEASED                EXPIRATION
---------------                                     ------                ----------

ELYRIA
     1530 West River Road North                     Owned
     124 Middle Avenue                              Owned
     230 East Broad Street                          Owned
     248 North Abbe Road                            Leased                March 2008
     1000 North Abbe Road                           Owned
     38473 Chestnut Ridge Road                      Land Lease            July 1998
     Elyria United Methodist Home
        807 West Avenue                             Leased                December 1999
      672 Oberlin Road                              Owned
    *8703 West Ridge Road                           Leased                June 1999
    *Elyria Memorial Hospital
        630 East River Street                       Leased                July 2001

AMHERST
     160 Cleveland Avenue                           Owned
     938 North Leavitt Road                         Owned

AVON
     36000 Detroit Road                             Leased                May 2011

AVON LAKE
     33388 Walker Road (Jefferson)                  Land Lease            April 1999
    *33388 Walker Road (Premier)                    Land Lease            April 1999

CLEVELAND
     200 Public Square                              Leased                November 2000

CRESTLINE
     350 North Seltzer Street                       Owned

DELAWARE
     95 East William Street                         Owned
    *1760 Columbus Pike (Wal-Mart)                  Leased                March 1999
    *561 W. Central Drive (Grady Memorial
        Hospital)                                   Leased                May 1998


                                                    OWNED OR              LEASE
OFFICE LOCATION                                     LEASED                EXPIRATION
---------------                                     ------                ----------

GRAFTON
     432 North Main Street                          Owned

GREENWICH                                           Owned
     13 Main Street

HURON
     410 Cleveland Road East                        Owned

KIPTON
     299 State Street                               Owned

LONDON (JEFFERSON)
     101 West High Street                           Owned

LORAIN
     3903 Pearl Avenue                              Leased                November 2000
     1619 Kansas Avenue                             Owned
     4200 Tower Boulevard                           Owned
    *Oberlin Avenue                                 Owned
     301 West Erie Avenue                           Owned
     2808 W. 21st Street                            Owned

MOUNT STERLING (JEFFERSON)
     299 Yankeetown Drive                           Land Lease            monthly

NORTH RIDGEVILLE
     38659 Center Ridge Road                        Owned
     34210 Center Ridge Road                        Owned

NORTH OLMSTED
 **4700 Great Northern Boulevard                    Leased                June 2001

OBERLIN
     49 South Main Street                           Owned
     5 South Main Street                            Owned
    *Oberlin College (Wilder Hall)                  Leased                monthly
    *291 South Main Street (Station Square)         Leased                March 1999
    *56 South Pleasant Street                       Owned
     15181 State Route 58 (Lorain Co. JVS)          Leased                December 1999

POWELL
     9494 Wedgewood Boulevard                       Leased                September 2016

SHEFFIELD LAKE
   **4100 Ivanhoe Drive                             Leased                monthly

SHEFFIELD VILLAGE
   **5231 Detroit Road                              Leased                monthly

SHILOH
     23 West Main Street                            Owned


                                                    OWNED OR              LEASE
OFFICE LOCATION                                     LEASED                EXPIRATION
---------------                                     ------                ----------

SOUTH AMHERST
     107 N. Lake Street                             Owned

VERMILION
     4530 Liberty Avenue                            Owned

WELLINGTON
     216 N. Main Street                             Owned

WEST JEFFERSON (JEFFERSON)
     One East Main Street                           Owned

WESTLAKE
     801 Crocker Road                               Owned

WORTHINGTON
     2182 West Dublin-Granville Road                Owned

*        Remote ATM only

**       Full-service branch located on premises of a supermarket.

ITEM 3.  LEGAL PROCEEDINGS

         There is no pending litigation of a material nature in which the Corporation, Premier or Jefferson is involved at December 31, 1997, and no such legal proceeding was terminated during the forth quarter of 1997. Furthermore, there is no material proceeding in which any director, officer, or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Corporation or its subsidiaries.

         As a part of its ordinary course of business, the Corporation, Premier and Jefferson are each a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of delinquent accounts. All such litigation is incidental to the business of Premier, Jefferson and the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 3, 1998, a special meeting of shareholders of CoBancorp Inc. was held to ask shareholders to adopt the Agreement of Affiliation and Plan of Merger dated November 2, 1997 by and between FirstMerit Corporation and CoBancorp. At that meeting, the merger was approved by CoBancorp Inc.'s shareholders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         All common shares of CoBancorp Inc. are voting shares and are traded on the NASDAQ National Market System (COBI). There are 3,475,527 shares outstanding, held among approximately 1,542 shareholders of record as of December 31, 1997. Prices are the high and low closing prices as reported by NASDAQ.


                                 Trading Ranges of Common Stock
                                           Bid Prices                                       Dividends Per Share
                   ------------------------------------------------------------       ----------------------------
                       1997          1997               1996         1996
                        Low          High               Low          High                1997             1996
                   ---------------------------      ---------------------------       ------------     -----------
First Quarter         $21.00        $24.75             $18.63       $20.50               $0.17           $0.15
Second Quarter         23.25         28.50              18.25        20.63                0.18            0.16
Third Quarter          27.00         30.00              18.75        20.00                0.18            0.16
Fourth Quarter         29.00         44.25              19.13        23.50                0.18            0.16
                                                                                      ------------     -----------
                                                                                         $0.71           $0.63
                                                                                      ============     ===========

         On November 2, 1997, the Corporation entered into an agreement to merge with FirstMerit Corporation, as discussed in Item I.

         Reference is made to Note H to the Consolidated Financial Statements which is contained in the Registrant's 1997 Audited Financial Statements for information concerning dividend restrictions.


ITEM 6.  SELECTED FINANCIAL DATA

COBANCORP INC. AND SUBSIDIARIES
Consolidated Financial
Highlights

--------------------------------------------------------------------------------------------
Dollars in thousands, except        1997       1996        1995        1994         1993
per share amounts
--------------------------------------------------------------------------------------------
Per Common Share
    Net income before
     extraordinary item.........      $1.60      $2.07       $1.86       $1.68        $1.58
    Effect of extraordinary
     item.......................       (.21)
    Net income..................       1.39       2.07        1.86        1.68         1.58

    Net income before
     extraordinary item,
     assuming dilution..........      $1.58      $2.05       $1.85       $1.66        $1.56
    Effect of extraordinary
     item.......................       (.21)
    Net income assuming
     dilution...................       1.37       2.05        1.85        1.66         1.56

    Cash dividends..............       0.71       0.63        0.58        0.51         0.40

    Book value..................      16.93      15.82       14.70       12.02        11.80

--------------------------------------------------------------------------------------------
Operations for the Year
    Interest
    income......................    $48,141    $43,181     $39,829     $35,357      $34,729

    Interest
    expense.....................     19,087     16,799      15,795      11,528       12,609
                                 ----------- ----------  ----------  ----------   ----------

    Net interest
    income......................     29,054     26,382      24,034      23,829       22,120

    Provision for loan
    losses......................        225     (1,775)        180         208          920
                                 ----------- ----------  ----------  ----------   ----------

    Net interest income after
    provision for loan losses...     28,829     28,157      23,854      23,621       21,200

    Other
    income......................      8,204      6,430       4,719       4,411        4,468

    Other
    expense.....................    (29,941)   (25,792)    (21,059)    (21,090)     (19,287)
                                 ----------- ----------  ----------  ----------   ----------

    Income before income
    taxes and extraordinary
    item........................      7,092      8,795       7,514       6,942        6,381

    Federal income tax
    expense.....................     (1,568)    (1,663)     (1,112)     (1,256)      (1,100)
                                 ----------- ----------  ----------  ----------   ----------

    Net income before
    extraordinary item..........      5,524      7,132       6,402       5,686        5,281

    Extraordinary
    item--merger costs..........       (724)
                                 ----------- ----------  ----------  ----------   ----------

    Net                              $4,800     $7,132      $6,402      $5,686       $5,281
    income......................
                                 =========== ==========  ==========  ==========   ==========

--------------------------------------------------------------------------------------------



COBANCORP INC. AND SUBSIDIARIES

Consolidated Financial
Highlights (con't)
--------------------------------------------------------------------------------------------
Dollars in thousands, except        1997       1996        1995        1994         1993
per share amounts
--------------------------------------------------------------------------------------------
Balance Sheet Data at December 31

    Assets.......................  $645,183   $598,918    $529,530    $531,727     $491,801

    Cash and due from
    banks........................    34,183     30,555      26,611      29,271       29,051

    Investment
    securities...................   154,739    188,786     159,415     149,807      152,934

    Loans........................   414,196    340,454     320,509     330,133      288,649
    Deposits.....................   560,796    514,747     452,135     465,837      427,586

    Employee stock ownership
    plan obligation..............         0          0         430         780        1,105


    Shareholders'
    equity.......................    58,827     54,645      50,672      40,982       39,733

--------------------------------------------------------------------------------------------
Key Ratios
    Return on average
    assets.......................      0.74%      1.20%       1.20%       1.15%        1.10%
    Return on average
    equity.......................      8.42%     13.81%      13.98%      14.28%       14.60%
    Total equity to
    assets.......................      9.12%      9.12%       9.57%       7.71%        8.08%
    Tier 1 risk-based
    capital......................     12.11%     13.74%      14.87%      13.04%       13.34%
    Total risk-based
    capital......................     13.09%     14.88%      16.12%      14.29%       14.60%
    Nonperforming loans to
    total assets.................      0.43%      0.30%       0.18%       0.08%        0.29%

    Net charge-offs to total
    loans........................      0.16%      0.00%      (0.02)%     (0.06)%       0.28%
    Delinquencies to total
    loans........................      0.80%      1.14%       0.54%       0.44%        0.95%

--------------------------------------------------------------------------------------------

All per share amounts have been adjusted for a three percent stock dividend in 1995 and four-for-three stock splits in 1994 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CoBancorp Inc. is a bank holding company with total consolidated assets at year-end 1997 of $645 million. PremierBank & Trust maintains offices in Lorain County, as well as Cuyahoga, Erie, Huron, Richland, Delaware, Crawford and Franklin Counties while Jefferson Savings Bank maintains offices in Madison and Lorain Counties.

         This section of the report provides a narrative discussion and analysis of the consolidated financial condition and results of operations of CoBancorp Inc. for the past three years. The supplemental financial data included in this section should be read in conjunction with the consolidated financial statements and related disclosures included in the Registrant's 1997 Audited Financial Statements, presented under Item 8 of this filing. All shares outstanding and per share data have been adjusted for a three percent stock dividend in 1995.

         The following discussion focuses on information about CoBancorp Inc.'s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and related disclosures included in the Registrant's 1997 Audited Financial Statements found under Item 8 of this filing. In connection with any forward looking statements made by the Registrant, the following disclosure is made: Actual results could differ materially from any such forward looking statements for a variety of factors including sharp and/or rapid changes in interest rates, significant changes in the economy, or significant changes in accounting, tax or regulatory practices or requirements. On November 2, 1997, CoBancorp reached an agreement to merge with FirstMerit Corporation. CoBancorp's shareholders approved the proposed merger on March 3, 1998, and the transaction is expected to close in May 1998.


                              PERFORMANCE OVERVIEW

         Net income for 1997 was $5,524,000, or $1.60 per share exclusive of an extraordinary item of $724,003 for costs associated with the acquisition by FirstMerit Corporation, compared to $7,132,000, or $2.07 per share in 1996, and $6,402,000 or $1.86 per share in 1995. Two key measures of performance in the banking industry are return on average equity (ROE) and return on average assets
(ROA). ROE is the ratio of income earned to average shareholders' equity. ROE for 1997 was 9.69 percent, compared to 13.81 percent in 1996 and 13.98 percent in 1995. ROA measures how effectively a corporation uses its assets to produce earnings. For 1997, return on average assets was .85 percent. ROA was 1.20 percent in 1996 and 1995.

         The following table sets forth operating and capital ratios of the Corporation. 1997 calculations exclude the effects of an extraordinary item of merger and acquisition costs of $724,003 as of December 31, 1997.


                           RETURN ON EQUITY AND ASSETS

                                                                   DECEMBER 31
                                                                   -----------
                                                  1997                 1996                 1995
                                                  ----                 ----                 ----

Return on average assets                           .85%                1.20%                1.20%
Return on average equity                          9.69                13.81                13.98
Dividend payout ratio                            44.41                30.47                31.28
Ratio of average equity to average assets         8.80                 8.67                 8.56


                              RESULTS OF OPERATIONS

NET INTEREST INCOME

         The Corporation's primary source of earnings is net interest income, which is the difference between revenue generated from earning assets and the interest cost of funding those assets. For discussion, net interest income is adjusted to reflect the effect of the tax benefits of certain tax-exempt investments and loans to compare with other sources of interest income. Net interest income on a fully taxable-equivalent basis grew to $30,696,000 in 1997, from $28,276,000 in 1996 and $26,199,000 in 1995. Reference is made to the "Summary of Changes in Net Interest Income" on page 19 of this report for a detailed analysis of factors affecting this trend in net interest income. Net interest margin, which is net interest income divided by average earning assets, was 5.31 percent in 1997 compared with 5.24 percent in 1996 and 5.31 percent for 1995.

         Average earning assets, as a percentage of total average assets, decreased to 89.3 percent this year compared to 90.5 percent in 1996 and 92.7 percent in 1995.

         The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are shown in the following tables.



AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                         1997

                                          AVERAGE
                                           DAILY                      YIELD/
                                          BALANCE       INTEREST       RATE
                                          -------       --------       ----

Assets
     Interest-earning assets
         Loans (including fees)
             Taxable                     $407,731       $37,692        9.25%
             Tax-exempt                     2,143           195        9.10%
         Investment securities
             Taxable                       97,774         6,570        6.72%
             Tax-exempt                    57,803         4,634        8.02%
         Federal funds sold and
            other short-term funds         12,843           691        5.38%
                                        ------------- -------------
             Total interest-earning
             assets                       578,294        49,782        8.61%

     Noninterest-earning assets:
        Cash and due from banks            30,337
        Bank premises and equipment        20,195
        Other assets                       23,295
        Less allowance for loan losses     (4,460)
                                        -------------
             Total assets                $647,661
                                        =============

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
        Interest-bearing transaction
           accounts                       $69,516        $1,118        1.61%
         Savings                          172,531         4,274        2.48%
         Time deposits                    237,616        13,084        5.50%
         Short-term funds                  21,887           611        2.79%
                                        ------------- -------------
           Total interest-bearing
              liabilities                 501,550        19,087        3.81%
                                                      -------------
     Noninterest-bearing liabilities:
        Demand deposits                    82,427
        Other liabilities                   6,702
        Shareholders' equity               56,982
                                        -------------
           Total liabilities and
              shareholders' equity       $647,661
                                        =============
Net interest income                                     $30,696
                                                      =============
Net yield/rate on interest-earning
assets                                                                 5.31%
                                                                    ============

Notes:   Nonaccrual loans are included in average loan balances.
         Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1997, 1996 and 1995.


AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                          1996

                                          AVERAGE
                                           DAILY                      YIELD/
                                          BALANCE       INTEREST       RATE
                                          -------       --------       ----

Assets
     Interest-earning assets:
        Loans (including fees)
             Taxable                       $327,872       $30,286      9.24%
             Tax-exempt                       2,432           189      7.77%
        Investment securities
             Taxable                        134,024         8,830      6.59%
             Tax-exempt                      68,541         5,382      7.85%
        Federal funds sold and other
          short-term funds                    6,602           388      5.88%
                                        ------------- --------------
             Total interest-earning         539,471        45,075      8.35%
              assets
     Noninterest-earning assets:
        Cash and due from banks              27,501
        Bank premises and equipment          14,760
        Other assets                         20,255
        Less allowance for loan losses       (5,988)
                                        -------------
             Total assets                  $595,999
                                        =============

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
         Interest-bearing transaction
            accounts                        $63,051         1,142      1.81%
         Savings                            176,077         4,235      2.40%
         Time deposits                      201,112        10,789      5.36%
         Short-term borrowings               21,549           633      2.94%
                                        ------------- --------------
             Total interest-bearing
                liabilities                 461,789        16,799      3.64%
                                                      --------------
     Noninterest-bearing liabilities:
        Demand deposits                      77,597
        Other liabilities                     4,953
        Shareholders' equity                 51,660
                                        -------------
             Total liabilities and
                shareholders' equity       $595,999
                                        =============
Net interest income                                       $28,276
                                                      ==============
Net yield/rate on interest-earning
assets                                                                 5.24%
                                                                    ============


Notes:   Nonaccrual loans are included in average loan balances.
         Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1997, 1996 and 1995.


AVERAGE CONSOLIDATED BALANCE SHEETS, NET INTEREST INCOME AND RATES
FULLY TAXABLE EQUIVALENT (IN THOUSANDS OF DOLLARS)

                                                          1995

                                          AVERAGE
                                           DAILY                      YIELD/
                                          BALANCE       INTEREST       RATE
                                          -------       --------       ----

Assets
     Interest-earning assets:
        Loans (including fees)
             Taxable                       $325,524       $29,670      9.11%
             Tax-exempt                       2,756           289     10.49%
        Investment securities
             Taxable                         85,486         5,789      6.77%
             Tax-exempt                      75,338         6,080      8.07%
        Federal funds sold and other
          short-term funds                    2,837           166      4.14%
                                        ------------- --------------
             Total interest-earning         491,941        41,994      8.54%
              assets
     Noninterest-earning assets:
        Cash and due from banks              23,808
        Bank premises and equipment          11,013
        Other assets                         14,601
        Less allowance for loan losses       (5,756)
                                        -------------
                                             43,666
                                        =============
             Total assets                  $535,607
                                        =============

Liabilities and Shareholders' Equity

     Interest-bearing liabilities:
         Interest-bearing transaction
            accounts                        $51,056         1,044      2.05%
         Savings                            153,721         3,529      2.30%
         Time deposits                      193,854        10,390      5.36%
         Short-term borrowings               23,144           832      3.59%
                                        ------------- --------------
             Total interest-bearing

                liabilities                 421,775        15,795      3.75%
                                                      --------------
     Noninterest-bearing liabilities:
        Demand deposits                      63,613
        Other liabilities                     4,419
        Shareholders' equity                 45,800
                                        -------------
             Total liabilities and
                shareholders' equity       $535,607
                                        =============
Net interest income                                       $26,199
                                                      ==============
Net yield/rate on interest-earning
assets                                                                 5.31%
                                                                    ============


Notes:   Nonaccrual loans are included in average loan balances.
         Interest income and yields/rates are presented on a fully taxable-equivalent basis using a tax rate of 34% in 1997, 1996 and 1995.

         The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities (in thousands of dollars):


                    SUMMARY OF CHANGES IN NET INTEREST INCOME

                                                  1997 VS. 1996                           1996 VS. 1995
                                         INCREASE (DECREASE) DUE TO (1)           INCREASE (DECREASE) DUE TO (1)
                                       ------------------------------------    -------------------------------------
                                       VOLUME         RATE          NET         VOLUME         RATE          NET
                                    ------------  ------------  -----------  ------------  ------------  -----------
Interest income:
     Loans, net of unearned
        income (2)                     $6,630          $780        $7,410         $306          $207          $513
     Securities                        (3,271)          265        (3,006)       2,741          (398)        2,343
     Federal funds sold                   366           (62)          304          221             3           224
                                    ------------  ------------  -----------  ------------  ------------  -----------
             Total interest-earning
                assets                  3,725           983         4,708        3,268          (188)        3,080

Interest expense:
     Interest-bearing transaction
        accounts                          114          (138)          (24)        (249)          152           (97)
     Savings                               10            27            37         (852)          145          (707)
     Time deposits                      1,924           373         2,297         (179)         (218)         (397)
     Short-term funds                      14           (36)          (22)         144            54           198
                                    ------------  ------------  -----------  ------------  ------------  -----------
             Total interest-bearing
                liabilities             2,062           226         2,288       (1,136)          133        (1,003)
                                    ------------  ------------  -----------  ------------  ------------  -----------
Change in net interest income          $1,663          $757        $2,420       $2,132          $(55)       $2,077
                                    ============  ============  ===========  ============  ============  ===========

(1) Changes in interest income not arising solely from rate or volume variances are included in rate variances. (2) Nonaccrual loans are included in average loan balances.

PROVISION FOR LOAN LOSSES

         The expense related to the total provision for loan and real estate losses was $225,000 in 1997, $(1,775,000) in 1996 and $180,000 in 1995.
Additional discussion regarding the provision for loan losses and the allowance for loan losses is contained in this report in the section entitled "Credit Quality and Experience" on pages 25 and 26.

NONINTEREST INCOME

         Total noninterest income, exclusive of securities gains, increased $1,688,000, or 28.03% in 1997 when compared to 1996. 1996 noninterest income represented an increase of $1,586,000, or 35.8% over 1995. In 1997, service charges on deposit accounts increased $58,000 or 1.96 percent. This increase was primarily due to the acquisition of Jefferson Savings Bank in early 1997, as well as an ongoing evaluation of service charges. In 1996, service charges increased $944,000 primarily as a result of the acquisition of eleven Bank One branches. In 1995, the Corporation completed a comprehensive internal and competitive review of service charges. As a result, service charges on deposits increased $174,000 that year. Income from trust activities has increased each year, to $1,736,000 in 1997 from $1,424,000 in 1996 and $1,360,000 in 1995.
Total assets managed by the Trust Department aggregated $240,000,000, $204,000,000 and $181,300,000 at December 31, 1997, 1996 and 1995, respectively.

         Other noninterest income for 1997, $2,976,000, increased from $1,659,000 in 1996 by $1,317,000 or 79.4 percent. This increase is attributable to several factors including ATM surcharge income which increased by $359,000 over the previous year, from $116,000 in 1996 to $475,000 in 1997. Additionally, Premier recognized a gain of approximately $400,000 on the sale of its credit card portfolio (approximately $2,605,000 of loans) in June of 1997. During September and November of 1997, Premier sold approximately $30 million of mortgage loans and recognized a combined gain of approximately $658,000 related to the two sale transactions. Premier elected to retain servicing rights to these mortgage loans and recognized a mortgage servicing asset of approximately $463,000 (the balance was $436,000 as of December 31, 1997) under the guidelines set forth by the Financial Accounting Standards Board, Statement Number 125. Amortization of this servicing asset will be recognized over the average remaining life of the pools of loans sold. During the third quarter of 1997, Premier also sold its office building located at 124 Middle Avenue, Elyria, Ohio, and accounted for the transaction as a sales-leaseback agreement. A gain of approximately $1,009,000 is being recognized over the life of the five year lease. Gains and losses on the sale of investment securities also impact comparisons. Security transactions resulted in gains of $494,000, $409,000 and $284,000 in 1997, 1996 and 1995 respectively.

NONINTEREST EXPENSES

         For the year ended December 31, 1997, salaries and wages increased by $1,534,000 to $10,623,000 from $9,089,000 in 1996. Of this increase, approximately 28% or $425,000, is attributable to the acquisition of Jefferson in early 1997. The remainder is a result of an increase in staff for the opening of new branch offices throughout the year as well as normal salary adjustments. Full-time equivalent staff was 394 at December 31, 1997, compared to 373 and 313 at the same dates in 1996 and 1995. During 1996, approximately 45 full-time employees were added as a result of the Bank One acquisition. Total salaries and wages were level in 1995 compared with 1994. As a result of the full repayment of the 1986 $2,680,260 Employee Stock Ownership Plan loan obligation during 1996, the Corporation was not required to make any additional contributions to the Employee Stock Ownership Plan during 1997, thus attributing to the $324,000 decrease in the cost of employee benefits, from $2,117,000 in 1996 to $1,793,000 in 1997. In 1996, the cost of employee benefits increased as a result of increased employment taxes associated with the increased number of employees. The cost of employee benefits increased $229,000 in 1995, due primarily to pension and Employee Stock Ownership Plan costs.

         Data processing costs increased approximately $1,393,000, or 62 percent, in 1997 when compared to 1996. This increase is the result of increased costs associated with Premier's change to a new data processing services provider, as well as the costs of Jefferson's data processing. The increase of $619,000 from 1995 to 1996 was primarily the result of added accounts and branches associated with the acquisition of eleven branches from Bank One in February 1996.

         FDIC insurance expense decreased significantly in both 1997 and 1996, to $106,000 and $254,000 respectively, from $560,000 in 1995. In September 1995, the Federal Deposit Insurance Corporation (FDIC) reduced the annual premium from $0.23 per $100 of insured deposits to approximately $0.04 per $100 deposits insured in the Bank Insurance Fund (BIF). In December 1995, the FDIC lowered the rate for BIF insured deposits to zero. As of December 31, 1997, the Corporation had approximately $80 million of deposits which were insured by the FDIC in the Savings Association Insurance Fund (SAIF); $27 million which had been acquired by Premier from Savings and Loan institutions and $53 which are deposits held at Jefferson Savings Bank. These deposits were assessed at $0.23 per $100 per year through September 30, 1996. On September 30, 1996, the FDIC imposed a one-time assessment of approximately $0.657 per $100 of SAIF insured deposits, which resulted in a one-time cost of $190,000 in the third quarter of 1996. Going forward, BIF deposits will be assessed at $0.013 per $100, and SAIF deposits will be assessed at $0.0648 per $100.

INCOME TAXES

         The Corporation employs various strategies in investments and loans to maximize after-tax profits. This ongoing process considers the levels of tax-exempt securities and loans, investment securities gains or losses and allowable loan loss deductions. The Corporation's effective income tax rate (income tax expense divided by income before income taxes) was 24.6% in 1997, compared to 18.9% in 1996 and 14.8% in 1995. The effective tax rate is lower than the statutory rate primarily due to the effect of income on tax-exempt securities and loans. The income tax provision was $1,568,000 in 1997, compared with $1,663,000 in 1996 and $1,112,000 in 1995. For the year ended December 31, 1997, no valuation allowance is required on any of the deferred tax assets recorded due primarily to the earnings history of the Corporation and the significant amount of federal income taxes paid in prior years.

EXTRAORDINARY ITEM

         In the fourth quarter, the Corporation recorded as an extraordinary item $724,003 of expenses incurred through December 31, 1997, related to legal, investment, and accounting advisory services related to the pending merger with FirstMerit Corporation. These expenses are generally not tax-deductible.

                               FINANCIAL CONDITION

         The consolidated financial condition of the Corporation as of December 31, 1997 and 1996 is presented in the comparative balance sheets contained in this filing under Item 8. The following discussions address key elements of financial condition, including earning assets, the source of funds supporting earnings assets, credit quality and experience, asset and liability management and capital adequacy.

                                 EARNING ASSETS

LOANS

         Loans comprise the majority of the Corporation's earning assets, representing 70.5 percent of average earning assets in 1997, and 61.2 percent in 1996. At year-end 1997, total loans were $414,196,000 which was an increase of $73,742,000 or 21.7% from $340,454,000 at year-end 1996. Of this large increase,
$52,102,000 is attributable to loans acquired through Jefferson. The remainder being a result of increased loan demand in the Corporation's defined market areas, especially for commercial loan products.

         The largest categories in the loan portfolio are residential real estate mortgage loans, which comprised 36.7 percent of total loans at the end of 1997 and commercial and collateral loans which totaled 50.6 percent of the portfolio. Installment loans comprised 12.7 percent of the portfolio. All other loans were less than one percent of the portfolio. In 1996, real estate mortgages were 42.7 percent of the loan portfolio, commercial and collateral loans were 42.9 percent, installment loans were 13.4 percent and other loans were 1.0 percent.

         The mix within the commercial loan portfolio is diverse and represents loans to a broad range of business interests, located primarily within the Bank's defined market area, with no significant industry concentration. The installment loan portfolio is composed principally of financing to individuals for vehicles and consumer assets, as well as other personal purposes. The real estate portfolio is primarily residential first mortgages that can qualify for sale into the secondary market. At December 31, 1997, and 1996, there were approximately $23,789,000 and $20,172,000, respectively, in home equity loans. During 1997, approximately $54,081,000 of residential real estate mortgage loans were sold in the secondary market, which provided a source of fee income and additional funds for new lending.

         Loans by major category at the end of the last five years were as follows (in thousands of dollars):


                                 LOAN PORTFOLIO

                                                                       DECEMBER 31
                                          ----------------------------------------------------------------------
                                             1997           1996           1995           1994          1993
                                          -----------    -----------    -----------    -----------    ----------
Real estate                                $152,062       $145,467       $138,664       $152,695       $132,589
Installment                                  52,582         45,600         41,155         38,364         31,229
Commercial and collateral                   209,486        146,167        137,702        136,187        122,699
All other                                        66          3,220          2,988          2,887          2,932
                                        -------------  -------------  -------------  -------------  ------------
Total (net of unearned income)             $414,196       $340,454       $320,509       $330,133       $289,449
                                        =============  =============  =============  =============  ============

         The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics of the portfolio and the future profitability of the portfolio. Loans at December 31, 1997, reported at maturity for fixed rate loans, and repricing interval for variable rate loans, are as follows (in thousands of dollars):


                           LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                              WITHIN              1-5              AFTER
                                              1 YEAR             YEARS            5 YEARS            TOTAL
                                              ------             -----            -------            -----

Loans secured by real estate                   $94,673            $47,796           $61,098          $203,567
Loans to individuals                             5,783             32,611             6,343            44,737
Commercial and collateral                       94,191             62,366             9,269           165,826
All other                                            0                 66                 0                66
                                           -------------      -------------     -------------     -------------
                                              $194,647           $142,839           $76,710          $414,196
                                           =============      =============     =============     =============

         Of the loans due or repricing after one year, approximately $85,081,000 have variable interest rates, and $134,468,000 have fixed interest rates.

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

         The investment portfolio represented 26.9 percent of average earning assets in 1997 and 37.5 percent in 1996. The tax-equivalent yield on the entire portfolio was 7.20, 7.01 and 7.32 percent in 1997, 1996 and 1995, respectively. These investments provide a stable yet diversified income stream and serve useful roles in liquidity and interest rate sensitivity management. In addition, the investment portfolio serves as a source of collateral for low-cost funding. The decision to purchase securities is based upon the assessment of current economic and financial trends.

         As discussed in Note C of the Registrant's 1997 Audited Financial Statements, which are found under Item 8 of this filing, in accordance with the Financial Accounting Standards Board's special report issued on November 15, 1995, the Corporation reclassified approximately $48,706,000 of securities from the held-to-maturity to the available-for-sale category in a single transaction in December 1995.

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

         Summary information with respect to the securities portfolio at December 31 follows (in thousands of dollars):

                                                  1997                                   1996            1995
                                        Held to        Available          1997         Carrying        Carrying
                                        Maturity        for Sale         Yield           Value           Value
                                      -------------   -------------   -------------  --------------  --------------
U.S. Treasury and other
     U.S. Government agencies
         Under 1 year                  $       0       $   34,156          6.71%         $37,932         $18,937
         1 to 5 years                          0            6,883          6.89%          14,770          11,705
         5 to 10 years                         0            1,783          6.72%           1,146           1,009
         Over 10 years                         0                0                          2,986               0
                                      -------------   -------------                  --------------  --------------
             Total                             0           42,822          6.72%          56,834          31,651
States of the U.S. and political
     subdivisions
         Under 1 year                     10,516              280          5.46%          30,943           2,927
         1 to 5 years                      7,387           20,241          5.28%          21,962          34,116
         5 to 10 years                       992           17,616          5.29%           7,190          41,699
         Over 10 years                         0            2,537          5.31%           6,750           1,133
                                      -------------   -------------                  --------------  --------------
             Total                        18,895           40,674          5.32%          66,845          79,875
Collateralized mortgage-backed
     securities
         Under 1 year                          0           21,416          6.08%           7,191          10,883
         1 to 5 years                          0           11,684          6.17%          33,379          16,857
         5 to 10 years                         0            8,788          7.18%          20,961          16,826
         Over 10 years                         0            6,848          7.27%             889           1,010
                                      -------------   -------------                  --------------  --------------
             Total                             0           48,736          6.47%          62,420          45,576
Other
         Under 1 year                          0            3,613          6.50%           2,687               0
                                      -------------   -------------                  --------------  --------------
Total                                    $18,895         $135,845                       $188,786        $157,102
                                      =============   =============                  ==============  ==============


         The yield at December 31, 1997, was the combined rate for the held-to-maturity and available-for-sale securities portfolios.

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

FEDERAL FUNDS SOLD

         Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1997, 1996 and 1995, these funds represented approximately 2.2 percent, 1.0 percent and .4 percent, respectively, of average earning assets.

                                SOURCES OF FUNDS

DEPOSITS

         The Corporation's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest-bearing and noninterest-bearing demand deposits, savings and other time deposits, excluding certificates of deposit over $100,000. Average interest-bearing core deposits, comprised of interest-bearing checking accounts, savings, money market and other time deposit accounts, decreased by 7.7 percent in 1997 to 85.3 percent, of average deposits as compared to 93.6 percent in 1996 and 87.8 percent in 1995.


         The following table presents the average amount of and the average rate paid on each of the following deposit categories (dollar amounts in thousands).

                                AVERAGE DEPOSITS

                                                                        YEARS ENDED DECEMBER 31
                                                         ----------------------------------------------------
                                                               1997             1996              1995
                                                         ----------------- ---------------- -----------------
AMOUNT

Noninterest-bearing demand deposits                         $ 82,427          $ 77,597        $  63,613
Interest bearing transaction accounts                         69,516            63,051           51,056
Savings deposits                                             172,531           176,077          153,721
Time deposits                                                237,616           201,112          193,854
                                                             -------           -------          -------
                                                            $562,090          $517,837         $462,244
                                                            ========          ========          =======

AVERAGE RATE FOR THE YEAR

Interest bearing transaction accounts                         1.61%              1.81%              2.05%
Savings deposits                                              2.48%              2.40%              2.30%
Time deposits                                                 5.50%              5.36%              5.36%

         The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1997, was (in thousands of dollars):


                      CERTIFICATES OF DEPOSIT OVER $100,000

Three months or less                                                                                   $10,729
Over three through six months                                                                            5,929
Over six through twelve months                                                                           7,703
Over twelve months                                                                                       2,174
                                                                                                   --------------
                                                                                                       $26,535
                                                                                                   ==============

         There were six other time deposits of $100,000 or more, aggregating $669,295, at December 31, 1997, which will mature within the next four years.

SHORT-TERM FUNDS

         Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased and notes payable, treasury tax and loan. During 1997, these funds represented 3.8 percent of average earning assets, compared to 4.0 percent in 1996 and 4.7 percent in 1995.

         The Corporation enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability.

         The following table presents information related to short-term funds (in thousands of dollars).


                                SHORT-TERM FUNDS

                                                                                 DECEMBER 31
                                                                                 -----------
                                                                 1997                1996                1995
                                                                 ----                ----                ----

Balance at December 31                                      $18,121               $25,521              $22,454
Maximum outstanding at any month-end                         33,228                27,527               30,013
Average amount outstanding                                   23,359                21,549               23,144
Weighted average interest rate                                 2.79%                 2.94%                3.59%
Weighted rate at December 31                                   2.27%                 2.72%                2.80%

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

         Nonperforming loans include loans accounted for on a nonaccrual basis, as well as accruing loans which are contractually past due 90 days or more as to principal or interest payments. Total nonperforming assets (including other real estate owned) at December 31, 1997, were $2,776,000, compared to $1,792,000 at December 31, 1996 and $965,000 at December 31, 1995. Total nonperforming loans as a percentage of total loans were 0.67 percent at December 31, 1997, compared to 0.53 percent at December 31, 1996 and 0.30 percent at December 31, 1995.


         The following table summarizes nonaccrual and past due loans (in thousands of dollars).

                                                                                  DECEMBER 31
                                                                                  -----------
                                                           1997         1996         1995         1994         1993
                                                           ----         ----         ----         ----         ----
Accruing loans past due
     90 days or more as to principal or interest:
     Loans secured by real estate                           $   0        $   0        $  35       $    3     $     58
     Loans to individuals                                       0           85           67           48           57
     Commercial and industrial loans                            0            0            0            0           26
     All other                                                 64            0            0            0            0
                                                          -------       ------        -----        -----        -----
                                                              $64         $ 85         $102        $  51      $   141
                                                             ====         ====          ===         ====       ======
Nonaccrual loans:
     Loans secured by real estate                          $2,206       $1,529         $654         $358      $   518
     Commercial and collateral                                352          178           76            0           77
     All other                                                 26            0            0            0          723
                                                        ---------     --------        -----        -----       ------
                                                           $2,584       $1,707         $730         $358       $1,318
                                                           ======       ======         ====          ===        =====

         As of December 31, 1997, there were no past-due restructured loans.


         The effect of nonaccrual loans, on a fully taxable-equivalent basis, for the year ended December 31 was as follows (in thousands of dollars):

                                                                                       YEAR ENDED
                                                                                    DECEMBER 31, 1997
                                                                                    -----------------

         Interest income that would have been recorded under original terms                  $207
         Interest income recorded during the period                                           108
                                                                                  ----------------------
         Net reduction in interest income                                                     $99
                                                                                  ======================

         Loans other than installment loans on which interest and/or principal is 90 days or more past due are placed in nonaccrual status and any previously accrued but uncollected interest is reversed. Such loans remain on a cash basis for recognition of income until both interest and principal are current. Installment loans past due greater than 120 days will be charged off and previously accrued but uncollected interest is reversed from income.

         As discussed in Note D in the Registrant's 1997 Annual Report to Shareholders, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 and 118 effective January 1, 1995. The adoption did not have a material impact on the allowance for loan losses. As of December 31, 1997 and 1996, there were no loans outstanding which met the Standards' definition of an impaired loan for which a valuation allowance is required.

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

         During the fourth quarter of 1996, the Allowance for Loan Losses was reduced by $1,775,000. This reversal of the provision was deemed appropriate in light of management's extensive review of the following factors: historical loss experience, including a three year pattern of net recoveries, current watch list loans, estimated future losses, geographic diversification and industry mix of the portfolio, and current economic conditions.

         The Allowance for Loan Losses had been supplemented by $2,000,000 for 1990 as a result of a regularly-scheduled regulatory exam. After the additional provision, the allowance stood at $4,644,000, or 1.94% of outstanding loans. Since that time, the Bank's charge-off and recovery history would suggest that the additional provision was not necessary.

         Potential problem loans are those loans which are on the Corporation's "watch list." These loans exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Periodically, and at a minimum monthly, this "watch list" is reviewed and adjusted for changing conditions. As of December 31, 1997, there were loans with principal balances of approximately $6.4 million on Premier's watch list, none of which were classified as "doubtful" or "loss."


         The following table contains information relative to loan loss experience for each of the five years in the period ended December 31, 1997 (in thousands of dollars).

                                                1997           1996          1995          1994          1993
                                                ----           ----          ----          ----          ----
Allowance for loan losses at beginning
   of year                                     $4,092         $5,850       $5,617        $5,226        $5,215
Jefferson allowance acquired                      501
Loans charged off:
     Real estate                                   36             21            2            31           198
     Installment                                  593            446          510           297           471
     Credit card                                   82             82           85            61            91
     Other                                        175              4            4             5             2
     Commercial and collateral                    209            163           27            38         1,384
                                            ------------   -----------  ------------  ------------  -----------
                                                1,095            716          628           432         2,146

Recoveries on loans charged off:
     Real estate                                  146              5            3            33            51
     Installment                                  197            311          318           246           330
     Credit card                                   35             22           16            32            16
     Other                                          2              1            2             1            12
     Commercial and collateral                     65            395          342           303           928
                                            ------------   -----------  ------------  ------------  -----------
                                                  445            733          681           615         1,337
                                            ------------   -----------  ------------  ------------  -----------
Net (recoveries) charge-offs                      650            (17)         (53)         (183)          809
Provision (credit) for loan losses                225         (1,775)         180           208           820
                                            ------------   -----------  ------------  ------------  -----------
Allowance for loan losses at end of year       $4,168         $4,092       $5,850        $5,617        $5,226
                                            ============   ===========  ============  ============  ===========
Ratio of net (recoveries) charge-offs
   during the year to average loans
   outstanding during the year                  .16%          (.01)%       (.02)%        (.06)%         .31%
                                            ============   ===========  ============  ============  ===========
Ratio of allowance for loan losses to
   total loans at December 31                  1.01%          1.20%        1.82%         1.70%         1.81%
                                            ============   ===========  ============  ============  ===========

         Additionally, $100,000 was provided in 1993 for possible losses on other real estate owned.


         The following table shows an allocation of the allowance for loan losses at December 31 for each of the loan categories (dollar amounts in thousands).

                                                                                    PERCENT OF LOANS IN EACH
                                          AMOUNT                                    CATEGORY TO TOTAL LOANS
                      ------------------------------------------------    ---------------------------------------------
                        1997      1996      1995      1994     1993      1997      1996      1995      1994      1993
                        ----      ----      ----      ----     ----      ----      ----      ----      ----      ----

Real estate               $510      $241      $337      $400      $406     37%       43%       43%       46%       46%
Installment                757     1,287     1,480     1,204       732     13%       13%       13%       12%       11%
Commercial and
   collateral            2,720     2,152     2,741     2,749     2,270     50%       43%       43%       41%       42%
All other                    6       375       327       190       124      0%        1%        1%        1%        1%
Unallocated                175        37       965     1,074     1,694    n/a       n/a       n/a       n/a       n/a
                        ------    ------    ------     -----     -----    ---       ---       ---       ---       ---
                        $4,168    $4,092    $5,850    $5,617    $5,226    100%      100%      100%      100%      100%
                        ======    ======     =====     =====     =====    ====      ====      ===       ===       ===

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


                                   CAPTION                                                     PAGE

         Loan Maturities and Sensitivity to Changes in Interest Rates                           23
         Investment Securities Yield by Maturity Date                                           24
         Certificates of Deposit Over $100,000                                                  25


LIQUIDITY

         Liquidity management ensures that funds are available to meet the cash flow needs of borrowers, depositors and the Corporation. Funds for short-term liquidity are provided through maturing securities, the Corporation's extensive core deposit base, repayments received on loans and the acquisition of new deposits. The Corporation also has access to short-term borrowings, if needed, through arrangements with several of its correspondent banks. The Corporation's liquidity is considered by management to be adequate to meet current and projected levels of need.

CAPITAL ADEQUACY

         Shareholders' equity is a stable, noninterest-bearing source of funds which provides support for asset growth and is the primary component of capital. Capital adequacy refers to the level of capital required to sustain capital growth over time and to absorb losses on risk assets. It is management's intent to maintain a level of capitalization that allows the flexibility to take advantage of opportunities that may arise. Shareholders' equity at December 31, 1997, was $58.8 million, or $16.93 per share, compared with $54.6 million or $15.82 per share at December 31, 1996 and $50.7 million or $14.70 per share at December 31, 1995. At December 31, 1997, the Corporation's Tier 1 leverage ratio was 7.87 percent. The Corporation's risk-based capital ratios based on Federal Reserve Board guidelines were 12.11 percent for Tier 1, or "core" capital, and
13.09 percent for total qualifying capital.

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

         For additional discussion, see "Examination and Supervision," on page 6 of this report, and Note Q to the Corporation's 1997 Audited Financial Statements.

                      COMMON STOCK AND RELATED MARKET DATA

COMMON STOCK

         Reference is made to the table "Market and Dividend Information" which is included under Item 5 of this filing, Market for the Registrant's Common Stock and Related Stockholder Matters.

DIVIDENDS

         CoBancorp Inc.'s dividend policy balances shareholders' return with the need to retain an adequate capital level to support future growth opportunities. Dividend payout has ranged from 25.5 to 44.4 percent of earnings over the last five years, exclusive of an extraordinary item of $724,003 as of December 31, 1997, for costs associated with the acquisition by FirstMerit Corporation. Dividends declared in 1997 were $0.71 per share, compared to the $0.63 of dividends declared in 1996. Dividends for 1995 were $0.58 per share.

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

               INTEREST RATE RISK AND INTEREST RATE SENSITIVITY

         The operations of the Corporation are subject to risk in the form of interest rate risk, which is the effect on net interest income of fluctuations in interest rates, arising from the relationship between earning assets and interest-bearing liabilities which may reprice, mature or be prepaid or withdrawn in a given time frame. Balance sheet structure plays an important role in the management of interest rate risk. The Corporation's asset/liability management activities are undertaken to optimize net interest income while maintaining acceptable levels of interest rate risk and liquidity. The Corporation uses the services of a nationally-recognized company which provides asset/liability modeling, which management can use to assist in monitoring the level and magnitude of interest rate risk contained in the balance sheet. The model uses certain key assumptions, including prepayment speeds of various loans and investments, cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain in a dynamic environment and, as a result, the model cannot precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At December 31, 1997, the Corporation had slightly more assets than liabilities subject to repricing within one year (a positive "GAP" position). Therefore, if rates rise, this asset surplus would most likely have a positive effect on net income. In a declining rate environment, the effect would most likely be unfavorable. It should be noted that other factors, such as the timing, magnitude and frequency of interest rate changes, as well as market conditions and management strategies, may affect net interest income as well.

         Rate forecast risk estimates are also used to assess risk. Alternative rate scenarios are derived from economic forecasts. The model suggests that in a gradually rising rate environment, net interest income would increase approximately 5.5. percent, while in a declining rate environment it would decrease approximately 7.7 percent.

                              YEAR 2000 DISCLOSURE

         The Corporation uses outside providers for most of its data processing services. In 1997, the Corporation formed an internal committee to address Year 2000 issues and their potential impacts on the Corporation's business. On November 2, 1997, the Corporation entered into an agreement with FirstMerit Corporation, whereby CoBancorp will merge into FirstMerit, with FirstMerit being the surviving corporation. It is expected that all of the Corporation's systems will be converted to FirstMerit's systems. The transaction is expected to close in May 1998.

                         [ERNST & YOUNG LLP LETTERHEAD]




                         Report of Independent Auditors



Board of Directors
CoBancorp Inc.



We have audited the accompanying consolidated balance sheets of CoBancorp Inc. as of December 31, 1997 and 1996, and the related statements of consolidated income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoBancorp Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ Ernst & Young LLP
                                                  Ernst & Young LLP


January 23, 1998


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CoBancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
                                                                                          1997                         1996
                                                                                      --------------             --------------

Assets                Cash and due from banks......................................     $34,182,853                 $30,555,396
                      Investment securities available-for-sale ....................     135,844,913                 162,460,918
                      Investment securities held-to-maturity ......................      18,894,513                  26,324,836
                      Federal funds sold...........................................       6,350,000                   4,300,000
                      Loans........................................................     414,196,081                 340,454,390
                      Less allowance for loan losses...............................       4,167,136                   4,091,592
                                                                                      --------------             --------------
                          Net loans................................................     410,028,945                 336,362,798
                      Bank premises and equipment, net.............................      19,410,126                  18,787,316
                      Accrued income and prepaid expenses..........................       4,935,600                   4,840,787
                      Other assets.................................................      15,536,208                  15,285,663
                                                                                      --------------             --------------
                              Total Assets.........................................    $645,183,158                $598,917,714
                                                                                      ==============             ==============

Liabilities           Liabilities
and                     Deposits
Shareholders'             Demand-noninterest bearing...............................     $88,455,431                 $82,842,548
Equity                    Demand-interest bearing..................................      67,945,399                  63,196,979
                          Savings and other time...................................     404,394,900                 368,706,984
                                                                                      --------------             --------------
                            Total deposits.........................................     560,795,730                 514,746,511
                        Short-term funds...........................................      18,120,541                  25,520,820
                        Other liabilities..........................................       7,439,908                   4,005,766
                                                                                      --------------             --------------
                            Total liabilities......................................     586,356,179                 544,273,097
                      Shareholders' equity
                        Capital stock, no par value
                          5,000,000 shares authorized
                          3,475,527 shares issued and outstanding
                         (3,453,824 in 1996).......................................       6,566,517                   5,975,066
                        Capital surplus............................................      18,553,553                  18,553,553
                        Retained earnings..........................................      32,642,995                  30,296,473
                        Unrealized gain (loss) on available-for-sale
                          investment securities (net of income tax)................       1,063,914                    (180,475)
                                                                                      --------------             --------------
                            Total shareholders' equity.............................      58,826,979                  54,644,617
                                                                                      --------------             --------------
                                       Total Liabilities and Shareholders' Equity..    $645,183,158                $598,917,714
                                                                                      ==============             ==============


See accompanying notes to consolidated financial statements.

CoBancorp Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

                                                              Years Ended December 31
                                                      1997            1996            1995
                                                  ------------    ------------    ------------
Interest Income
  Loans (including fees)
    Taxable ...................................   $ 37,692,116    $ 30,286,754    $ 29,669,860
    Tax-exempt ................................        128,905         124,400         190,612
  Investment securities
    Taxable ...................................      6,569,895       8,829,554       5,789,178
    Tax-exempt ................................      3,058,749       3,552,320       4,012,945
  Federal funds sold and other short-term funds        691,480         387,834         166,290
                                                  ------------    ------------    ------------
      Total interest income ...................     48,141,145      43,180,862      39,828,885
Interest Expense
  Deposits ....................................     18,475,218      16,165,718      14,963,571
  Short-term funds ............................        611,574         633,159         831,670
                                                  ------------    ------------    ------------
      Total interest expense ..................     19,086,792      16,798,877      15,795,241
                                                  ------------    ------------    ------------
        Net interest income ...................     29,054,353      26,381,985      24,033,644
Provision for Loan and Real Estate Losses .....        225,000      (1,775,000)        180,000
                                                  ------------    ------------    ------------
        Net Interest Income After Provision for
         Loan and Real Estate Losses ..........     28,829,353      28,156,985      23,853,644
Other Income
  Service charges on deposit accounts .........      2,996,260       2,938,593       1,994,693
  Trust fees ..................................      1,736,401       1,424,000       1,360,000
  Other .......................................      2,976,482       1,658,683       1,080,559
  Security gains ..............................        494,253         409,341         284,274
                                                  ------------    ------------    ------------
      Total other income ......................      8,203,396       6,430,617       4,719,526
Other Expenses
  Salaries, wages and benefits ................     12,415,817      11,206,299       9,541,034
  Occupancy-net ...............................      2,731,898       1,928,293       1,501,004
  Furniture and equipment .....................      1,265,031         872,443         764,318
  Taxes, other than income and payroll ........        677,087         672,876         599,523
  Data processing .............................      3,461,777       2,142,445       1,523,536
  Supplies, printing and postage ..............      1,260,343       1,458,683       1,183,638
  Outside services ............................      1,353,443       1,138,165         852,405
  Telephone ...................................        783,273         659,046         508,548
   Amortization of intangibles ................        589,433         501,452         261,799
  FDIC insurance ..............................        105,800         253,707         559,675
  Other .......................................      5,297,293       4,958,801       3,763,736
                                                  ------------    ------------    ------------
      Total other expenses ....................     29,941,195      25,792,210      21,059,216
                                                  ------------    ------------    ------------
        Income Before Income Taxes and
           Extraordinary Item .................      7,091,554       8,795,392       7,513,954
Income Tax Expense (Benefit)
  Current .....................................      1,301,381       1,309,000       1,298,000
  Deferred ....................................        266,233         354,000        (186,000)
                                                  ------------    ------------    ------------
      Total income tax expense ................      1,567,614       1,663,000       1,112,000
                                                  ------------    ------------    ------------
        Income Before Extraordinary Item ......      5,523,940       7,132,392       6,401,954
Extraordinary Item--merger costs ..............        724,003
                                                  ------------    ------------    ------------
               Net Income .....................   $  4,799,937    $  7,132,392    $  6,401,954
                                                  ============    ============    ============

Net Income Per Share Before Extraordinary Item    $       1.60    $       2.07    $       1.86
Effect of Extraordinary Item ..................          (0.21)
Net Income Per Share ..........................           1.39            2.07            1.86

Net Income Per Share Before Extraordinary
    Item--Assuming Dilution ...................           1.58            2.05            1.85
Effect of Extraordinary Item ..................          (0.21)
Net Income Per Share--Assuming Dilution .......           1.37            2.05            1.85


See accompanying notes to consolidated financial statements.


CoBancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31

                                                                          1997             1996             1995
                                                                     -------------    -------------    -------------
Operating Activities
  Net income .....................................................   $   4,799,937    $   7,132,391    $   6,401,954
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan and real estate losses ..................         225,000       (1,775,000)         180,000
      Provision for depreciation and amortization ................       2,764,910        1,886,644        1,433,910
      Accretion of discounts on purchased loans ..................         (22,316)        (101,688)        (103,702)
      Amortization of premiums, less accretion of
        discounts on investment securities .......................         118,742          194,700         (347,707)
      (Increase) in refundable taxes .............................         (31,743)        (141,886)        (212,340)
      Realized securities (gains) on available-for-sale securities        (494,253)        (409,341)        (284,274)
      Realized (gains) on sale of loans ..........................      (1,101,993)               0                0
      Realized (gains) on sale of fixed assets ...................         (66,887)               0                0
      Provision (credit) for deferred income taxes ...............         266,233          354,000         (186,000)
      (Increase)  decrease in interest receivable ................         108,544         (475,779)        (340,943)
      Increase  (decrease) in interest payable ...................        (345,072)         324,642           95,686
      (Increase) decrease in other assets ........................       1,235,757       (5,936,365)        (212,947)
      Increase  (decrease) in other liabilities ..................       1,450,172          485,507          290,567
                                                                     -------------    -------------    -------------
        Net Cash Provided By
        Operating Activities .....................................       8,907,031        1,537,825        6,714,204

Investing and Lending Activities
  Proceeds from sales of available-for-sale
    investment securities ........................................      56,574,607       64,300,477       32,727,163
  Proceeds from sales of held-to-maturity
    investment securities
  Maturities of available-for-sale investment securities .........       7,299,500       12,012,171        8,481,652
  Maturities of held-to-maturity investment securities ...........      14,330,347        3,441,897        7,387,123
  Purchases of available-for-sale investment securities ..........     (38,697,616)    (111,177,268)     (40,793,428)
  Purchases of held-to-maturity investment securities ............               0                0      (10,371,621)
  Purchase of Jefferson Savings, net of cash received ............      (5,531,007)               0                0
  Net (increase) decrease in credit card receivables .............       3,553,570         (232,055)        (101,434)
  Net (increase) decrease in longer-term loans ...................     (20,014,516)     (19,595,020)       9,882,205
  Purchases of premises and equipment,
    net of retirements ...........................................      (1,937,216)      (8,528,141)      (2,217,265)
                                                                     -------------    -------------    -------------
        Net Cash (Used in) Provided By
        Investing Activities .....................................      15,577,669      (59,777,939)       4,994,395

Deposit and Financing Activities
  Net increase (decrease) in demand deposits
    and savings accounts .........................................      (6,562,943)      57,131,927      (35,513,764)
  Net increase in certificates of deposit ........................       1,017,942        5,479,890       21,811,582
  Net increase (decrease) in short-term funds ....................     (11,400,279)       3,066,840        1,096,752
  Increase in long-term debt .....................................       1,353,322                0                0
  (Decrease) in long-term debt ...................................      (1,353,322)               0                0
  Cash dividends .................................................      (2,453,415)      (2,173,411)      (2,003,182)
  Dividend investment plan .......................................               0                0          380,423
  Restricted stock vested ........................................          63,281                0                0
  Long-term incentive plan .......................................         528,170           78,968          259,442
                                                                     -------------    -------------    -------------
        Net Cash (Used in) Provided By
        Financing Activities .....................................     (18,807,244)      63,584,214      (13,968,747)
                                                                     -------------    -------------    -------------
        Increase (decrease) In
        Cash and Cash Equivalents ................................       5,677,456        5,344,100       (2,260,148)

Cash and cash equivalents at beginning of year ...................      34,855,396       29,511,296       31,771,444
                                                                     -------------    -------------    -------------
        Cash and cash equivalents at end of year .................   $  40,532,852    $  34,855,396    $  29,511,296
                                                                     =============    =============    =============


See accompanying notes to consolidated financial statements.

CoBancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995
                                                                                                UNREALIZED
                                                                                              GAINS (LOSSES)   EMPLOYEE
                                                                                              ON AVAILABLE-   STOCK OWNER-
                                                 CAPITAL         CAPITAL         RETAINED       FOR-SALE       SHIP PLAN
                                                  STOCK          SURPLUS         EARNINGS      SECURITIES      OBLIGATION
                                               ------------    ------------    ------------   ------------    ------------
Balance at January 1, 1995 .................   $  5,182,737    $ 16,623,320    $ 22,868,953   ($ 2,913,038)   ($   780,260)
  Net income ...............................                                      6,401,954
  Cash dividends-$0.577 per share ..........                                     (2,003,182)
  Reduction in employee stock ownership
   plan obligation .........................                                                                       350,000
  Shares issued (17,278) under dividend
   investment plan .........................        380,423
  Shares issued (21,184) under
   long-term incentive plan ................        332,938
   Three percent stock dividend ............                      1,930,233     (1,930,233)
  Adjustment to unrealized gains (losses) on
   available-for-sale securities, net of tax                                                     4,228,376
                                               ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1995 ...............      5,896,098      18,553,553      25,337,492      1,315,338        (430,260)
  Net income ...............................                                      7,132,392
  Cash dividends-$0.63 per share ...........                                     (2,173,411)
  Reduction in employee stock ownership
   plan obligation .........................                                                                       430,260
  Shares issued (6,664) under
   long-term incentive plan ................         78,968
  Adjustment to unrealized gains (losses) on
   available-for-sale securities, net of tax                                                    (1,495,813)
                                               ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1996 ...............      5,975,066      18,553,553      30,296,473       (180,475)
  Net income ...............................                                      4,799,937
  Cash dividends-$0.71 per share ...........                                     (2,453,415)
  Shares issued (21,703) under
   long-term incentive plan ................        528,170
  Shares issued (4,500) under
   restricted stock plan ...................         63,281
  Adjustment to unrealized gains (losses) on
   available-for-sale securities, net of tax                                                     1,244,389
                                               ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1997 ...............   $  6,566,517    $ 18,553,553    $ 32,642,995   $  1,063,914
                                               ============    ============    ============   ============    ============



CoBancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995




                                                   TOTAL
                                               ------------
Balance at January 1, 1995 .................   $ 40,981,712
  Net income ...............................      6,401,954
  Cash dividends-$0.577 per share ..........     (2,003,182)
  Reduction in employee stock ownership
   plan obligation .........................        350,000
  Shares issued (17,278) under dividend
   investment plan .........................        380,423
  Shares issued (21,184) under
   long-term incentive plan ................        332,938
   Three percent stock dividend ............
  Adjustment to unrealized gains (losses) on
   available-for-sale securities, net of tax      4,228,376
                                               ------------

Balance at December 31, 1995 ...............     50,672,221
  Net income ...............................      7,132,392
  Cash dividends-$0.63 per share ...........     (2,173,411)
  Reduction in employee stock ownership
   plan obligation .........................        430,260
  Shares issued (6,664) under
   long-term incentive plan ................         78,968
  Adjustment to unrealized gains (losses) on
   available-for-sale securities, net of tax     (1,495,813)
                                               ------------

Balance at December 31, 1996 ...............     54,644,617
  Net income ...............................      4,799,937
  Cash dividends-$0.71 per share ...........     (2,453,415)
  Shares issued (21,703) under
   long-term incentive plan ................        528,170
  Shares issued (4,500) under
   restricted stock plan ...................         63,281
  Adjustment to unrealized gains (losses) on
   available-for-sale securities, net of tax      1,244,389
                                               ------------

Balance at December 31, 1997 ...............   $ 58,826,979
                                               ============


*Restated for a three percent stock dividend in 1995.

See accompanying notes to consolidated financial statements.

NOTE A - ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of CoBancorp Inc. (the Corporation) and its wholly-owned subsidiaries, PremierBank & Trust (Premier) and Jefferson Savings Bank (Jefferson). All material intercompany accounts and transactions have been eliminated.

Acquisitions: On February 27, 1997, the Corporation acquired all of the outstanding shares of Jefferson, an Ohio-chartered savings association located in Jefferson, Ohio, for cash in the amount of $6,733,000, with additional consideration of $649,000 attributable to certain favorable tax benefits (confirmed by an I.R.S. Private Letter Ruling dated May 31, 1996). The transaction was accounted for under the purchase method of accounting. The purchase price allocation resulted in a write-up of assets to estimated fair value of approximately $2,432,000. This amount included approximately $965,000 which was assigned to goodwill. Jefferson's results of operations are included in the Corporation's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material to the consolidated results of operations.

Cash Equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for periods less than thirty days.

Securities Held-to-Maturity and Available-for-Sale: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. There are no securities classified as trading.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Financial Instruments: The Corporation invests only in on-balance sheet financial instruments as part of the overall asset and liability management process. The Corporation does not buy and sell financial instruments for the purpose of earning a profit due to changes in the market price of the instruments. No off-balance sheet financial instruments, other than those disclosed in Note M, have been used by the Corporation.

Loans: Interest on loans is credited to earnings based upon the principal amount outstanding. Interest on nonaccrual loans is recognized on a cash basis.

Depreciation and Amortization: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and declining-balance methods, based on the following ranges of lives:

                                                         Years
                                                         -----
         Buildings                                       10-40
         Equipment and leasehold improvements             3-20

Intangible assets are amortized using the straight-line method over the assets' estimated lives, generally ten to twenty years.

The asset account is relieved of the cost of the item and the allowance for depreciation is relieved of accumulated depreciation when property is retired or otherwise disposed. Any resulting gain or loss is reflected in operations concurrently. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Allowance for Loan Losses: The provision for loan losses charged to operating expense and the adequacy of the allowance for loan losses is based upon a continuing evaluation of the loan portfolio, prior years' loss experience, current economic conditions and other pertinent factors.

Income Taxes: Certain items of income and expense are recognized in taxable years other than those in which such amounts are recognized in the financial statements. Provisions are made in the financial statements for any deferred taxes that arise in recognition of these temporary differences in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

Fair Values of Financial Instruments: FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirement. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

         Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

         Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Short-term funds: The carrying amounts of the funds under repurchase agreements and other short-term funds approximate their fair values.

         Long-term borrowings: The carrying amounts of the Corporation's long-term borrowings (other than deposits) approximate their fair values.

Postretirement and Postemployment Benefits: The Corporation does not provide postretirement or postemployment benefits except as provided by the defined benefit plan discussed in Note J.

Stock-Based Compensation: The Corporation accounts for the CoBancorp Inc. Long-Term Incentive Plan under the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Additional pro forma disclosures required by Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" are discussed in Note O.

Segment of Business: The Corporation operates in the single industry of banking. While the Corporation offers a wide range of services, they are all deemed to be a part of commercial banking. Premier operates 37 branch offices in 8 counties in Northeast and North Central Ohio. Jefferson operates four branch offices in two counties in Ohio; three in North Central Ohio and one in Northeast Ohio.

Per Share Amounts: The Corporation adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings Per Share" effective December 31, 1997. Under FASB Number 128, earnings per share computations are based on the average number of shares of capital stock outstanding during the year. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements. All per share amounts have been adjusted to reflect a three percent stock dividend in 1995.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Transfers and Servicing of Financial Assets: During 1997, the Corporation adopted the requirements of FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," for various transfers of receivables and other financial assets that occurred during the year.

Reporting Comprehensive Income and Disclosing Segment Information: FASB Statement Numbers 130 and 131 require the Corporation to report comprehensive income and make disclosures about segments meeting specific criteria for fiscal years beginning after December 15, 1997. The Corporation will adopt Statement Numbers 130 and 131 as of January 1, 1998. The impact of adopting these statements is not expected to be material.

Reclassifications: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.


NOTE B - RESTRICTIONS ON CASH AND DUE FROM BANKS

Premier is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1997, was $3,747,000.

NOTE C - INVESTMENT SECURITIES


The following is a summary of available-for-sale and held-to-maturity securities:

December 31, 1997                                               Available-for-Sale Securities
                                         ----------------------------------------------------------------------------
                                                                  Gross               Gross
                                                               Unrealized          Unrealized        Estimated Fair
                                              Cost                Gains              Losses               Value
                                         ---------------     ----------------    ----------------    ----------------
U.S. Treasury and other U.S.
  Government agencies                        $42,816,128            $184,692            $178,627         $42,822,193
Collateralized mortgage-backed
   securities                                 48,656,691             299,941             220,853          48,735,779
States of the U.S. and political
   subdivisions                               39,158,456           1,526,713              11,255          40,673,914
Other                                          3,601,648              11,379                   0           3,613,027
                                         ---------------     ----------------    ----------------    ----------------
                                            $134,232,923          $2,022,725            $410,735        $135,844,913
                                         ===============     ================    ================    ================

December 31, 1997                                                Held-to-Maturity Securities
                                         ----------------------------------------------------------------------------
                                                                  Gross               Gross
                                                               Unrealized          Unrealized        Estimated Fair
                                              Cost                Gains              Losses               Value
                                         ---------------     ----------------    ----------------    ----------------
States of the U.S. and political
  subdivisions                               $18,894,513            $346,085              $5,258         $19,235,340
                                         ===============     ================    ================    ================

December 31, 1996                                               Available-for-Sale Securities
                                         ----------------------------------------------------------------------------
                                                                  Gross               Gross
                                                               Unrealized          Unrealized        Estimated Fair
                                              Cost                Gains              Losses               Value
                                         ---------------     ----------------    ----------------    ----------------
U.S. Treasury and other U.S.
  Government agencies                        $57,423,276            $158,760            $747,913         $56,834,123
Collateralized mortgage-backed
   securities                                 67,699,905             210,377           1,064,952          66,845,330
States of the U.S. and political
   subdivisions                               34,923,960           1,254,101              83,290          36,094,771
Other                                          2,687,223               4,394               4,923           2,686,694
                                         ---------------     ----------------    ----------------    ----------------
                                            $162,734,364          $1,627,632          $1,901,078        $162,460,918
                                         ===============     ================    ================    ================

                                                                 Held-to-Maturity Securities
                                         ----------------------------------------------------------------------------
                                                                  Gross               Gross
                                                               Unrealized          Unrealized        Estimated Fair
                                              Cost                Gains              Losses               Value
                                         ---------------     ----------------    ----------------    ----------------
States of the U.S. and political
  subdivisions                               $26,324,836            $570,795             $48,194         $26,847,437
                                         ===============     ================    ================    ================

Gross proceeds from sales of investment securities during 1997, 1996 and 1995 were $56,574,607, $64,300,477 and $32,727,163, respectively. For the same periods, gross gains of $802,526, $589,964 and $345,715 and gross losses of $308,273, $180,624 and $61,441 were realized, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities, net of tax, included as a separate component of shareholders' equity totaled $1,244,389 in 1997, $(1,495,813) in 1996 and $4,228,376 in 1995.

                                    39

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1997, by contractual maturity, are shown below. Mortgage-backed securities that may have prepayment provisions are assigned to a maturity category based on estimated average life. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.


                                            Available-for-Sale Securities
                                         -------------------------------------
                                                                 Estimated
                                                                   Fair
                                              Cost                 Value
                                         ----------------     ----------------
Due in 1 year or less                        $59,332,356          $59,278,883
Due in 1 to 5 years                           38,345,870           38,993,665
Due in 5 to 10 years                          27,347,522           28,187,123
Due after 10 years                             9,207,177            9,385,243
                                         ================     ================
                                            $134,232,925         $135,844,913
                                         ================     ================

                                             Held-to-Maturity Securities
                                         -------------------------------------
                                                                 Estimated
                                                                   Fair
                                              Cost                 Value
                                         ----------------     ----------------
Due in 1 year or less                        $10,515,669          $10,615,143
Due in 1 to 5 years                            7,386,515            7,583,455
Due in 5 to 10 years                             992,329            1,036,742
                                         ================     ================
                                             $18,894,513          $19,235,340
                                         ================     ================

At December 31, 1997 and 1996, investment securities with a carrying value of approximately $86,649,597 and $87,822,534, respectively, were pledged as collateral to secure public deposits and for other purposes.

On November 15, 1995, the FASB staff issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that special report, management chose to reclassify certain securities classified as held-to-maturity to available-for-sale in a single transaction in December 1995. The amortized cost of those securities was $48,705,886 and the net unrealized gain on those securities was $1,757,891.

NOTE D - LOANS


The composition of the loan portfolio at December 31 was:

                                                         1997
                                         -------------------------------------
                                                                 Estimated
                                            Carrying               Fair
                                             Amount                Value
                                         ----------------     ----------------
Real Estate                                 $152,062,497         $153,580,000
Installment                                   52,699,041           52,792,000
Commercial and collateral                    209,368,128          209,372,000
All other                                         66,415               66,415
                                         ----------------     ----------------
                                            $414,196,081         $415,810,415
                                         ================     ================


                                                         1996
                                         -------------------------------------
                                                                 Estimated
                                            Carrying               Fair
                                             Amount                Value
                                         ----------------     ----------------
Real Estate                                 $145,466,930         $144,083,189
Installment                                   45,600,114           44,948,195
Commercial and collateral                    146,166,900          141,450,264
All other                                      3,220,446            3,220,446
                                         ================     ================
                                            $340,454,390         $333,702,094
                                         ================     ================

Included in commercial and collateral loans for 1997 and 1996 are $1,952,579 and $2,349,839, respectively, of tax-exempt industrial revenue development bonds.


Transactions in the allowance for loan losses were:

                                                  1997                  1996                  1995
                                            ------------------    ------------------    -----------------
Balance at January 1                             $4,091,592            $5,849,689            $5,616,859
Jefferson Allowance Acquired                        500,805
Provision for loan losses                           225,000            (1,775,000)              180,000
Recoveries on loans charged off                     444,684               733,188               680,655
                                            ------------------    ------------------    -----------------
                                                  5,262,081             4,807,877             6,477,514
Loans charged off                                (1,094,945)             (716,285)             (627,825)
                                            ------------------    ------------------    -----------------
Balance at December 31                           $4,167,136            $4,091,592            $5,849,689
                                            ==================    ==================    =================

At December 31, 1997 and 1996, nonperforming loans were $2,648,000 and $1,792,785, respectively. Additionally, the Corporation had approximately $128,000 of other real estate owned as of December 31, 1997, and $0 at December 31, 1996.

Management continually reviews the adequacy of the allowance for loan losses. During the fourth quarter of 1996, based on asset quality, a three-year history of net recoveries, and an evaluation of the level of the allowance as compared to outstanding loans, management reduced the allowance by $1,775,000.

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Impairment is measured based on either the present value of expected future cash flows using the initial effective interest rate on the loan, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. The adoption of these accounting standards did not have a material impact on the overall allowance for loan losses and did not affect the Corporation's charge-off or income recognition policies. At December 31, 1997, the Corporation did not have any impaired loans outstanding for which a valuation allowance is required.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment at December 31 were:

                                                1997                   1996
                                         -------------------    -------------------
Land and improvements                         $3,575,962             $3,334,859
Buildings                                     12,991,000             14,708,969
Equipment and leasehold
  improvements                                17,727,742             15,073,391
                                         -------------------    -------------------
                                              34,294,704             33,117,219
Less accumulated depreciation
  and amortization                           (14,884,578)           (14,329,903)
                                         -------------------    -------------------
                                             $19,410,126            $18,787,316
                                         ===================    ===================

During the third quarter of 1997, Premier sold its office building located at 124 Middle Avenue, Elyria, Ohio, and accounted for the transaction as a sales-leaseback agreement. A gain of approximately $1,009,000 is being recognized over the life of the five year lease.

NOTE F - DEPOSITS

Time certificates of deposit with balances of $100,000 or more, principally public and corporate funds, were $29,860,215 and $27,288,742 at December 31, 1997 and 1996, respectively. Interest expense on these deposits amounted to $2,213,611, $1,723,692 and $3,402,732 for 1997, 1996 and 1995, respectively.

Total interest paid on deposits in 1997, 1996 and 1995 was $19,086,792, $16,798,877 and $14,877,688, respectively.

The carrying amounts and fair values of deposits consisted of the following at December 31. For deposits with no defined maturities, FASB Statement No. 107 defines fair value as the amount payable on demand.


                                                         1997
                                         -------------------------------------
                                                                 Estimated
                                            Carrying               Fair
                                             Amount                Value
                                         ----------------     ----------------
Demand - noninterest bearing                $ 88,455,431         $ 88,455,000
Demand - interest bearing                     67,945,399           67,945,000
Savings                                      171,921,964          171,928,000
Certificates of deposit/IRAs                 232,472,936          232,777,000
                                         ----------------     ----------------
                                            $560,795,730         $561,105,000
                                         ================     ================

                                                         1996
                                         -------------------------------------
                                                                 Estimated
                                            Carrying               Fair
                                             Amount                Value
                                         ----------------     ----------------
Demand - noninterest bearing                 $82,842,548          $82,842,548
Demand - interest bearing                     63,196,979           63,196,979
Savings                                      178,665,023          178,665,023
Certificates of deposit/IRAs                 190,041,961          184,136,095
                                         ----------------     ----------------
                                            $514,746,511         $508,840,645
                                         ================     ================

NOTE G - CAPITAL STOCK

On July 17, 1995, the Corporation declared a three percent stock dividend, payable on September 1, 1995, to shareholders of record August 22, 1995. The increase in the number of shares outstanding as a result of the stock dividend was 99,431. The dividend was recorded at fair market value. Cash was paid for any resulting fractional shares.

During 1995, a total of 17,278 shares were issued under CoBancorp Inc.'s dividend investment plan. Beginning in November of 1995, shares for the plan were acquired in the market, rather than issued from the Corporation's authorized but unissued shares.

In accordance with the merger agreement with FirstMerit Corporation dated November 3, 1997, as discussed in Note R, the dividend investment plan was terminated for all shareholders of record as of November 1, 1997.

NOTE H - DIVIDEND RESTRICTION

The payment of dividends by member banks of the Federal Reserve System, without prior Federal regulatory approval, is limited to the current year's net profits as defined and the retained net profits for the two preceding years. At December 31, 1997, approximately $3,625,000 was available to Premier for the payment of dividends without prior regulatory approval.

NOTE I - INCOME TAXES

Significant components of the Corporation's deferred tax assets and liabilities as of December 31, are as follows:


                                              1997                 1996
                                         ----------------     ----------------
Deferred Tax Assets:
   Net unrealized loss on
     available-for-sale securities                               $     92,792
   Provision for loan losses                  $1,113,728              863,216
   Deferred compensation                         656,516              690,853
   Alternative Minimum Tax credit                234,442              257,110
   Net operating losses                           99,859
   Other                                          96,591              122,275
                                         ----------------     ----------------
                                               2,201,136            2,026,246


Deferred Tax Liabilities:
   Purchase accounting related to
     acquisition of Jefferson                    697,536
   Tax depreciation                              336,016              358,385
   Net unrealized gain on
     available-for-sale securities               546,792
   Pension costs                                 255,978              224,908
   Prepaid expenses                              131,563              126,033
   Federal Home Loan Bank stock
     dividends                                   255,725               85,884
   Other                                         236,407              109,773
                                         ----------------     ----------------
                                               2,460,017              904,983
                                         ----------------     ----------------
      Net deferred tax
        asset/(liability)                     $ (258,881)          $1,121,263
                                         ================     ================

The reasons for the difference between tax expense based on the statutory rate of 34 percent in 1997, 1996 and 1995 and the effective tax rates were:

                                                1997                 1996                 1995
                                         ----------------     ----------------     ----------------
Tax expense at statutory rates                $2,411,128           $2,990,000           $2,555,000
Increase (reduction) in taxes
resulting from:
   Tax-exempt interest                        (1,083,802)          (1,250,000)          (1,274,000)
   Other                                         240,288              (77,000)            (169,000)
                                         ----------------     ----------------     ----------------
                                              $1,567,614           $1,663,000           $1,112,000
                                         ================     ================     ================

There was no reduction in income taxes resulting from the merger costs recorded as an extraordinary item of $724,000 as of December 31, 1997.

The Corporation made income tax payments of approximately $1,220,000, $1,550,000 and $1,525,000 during 1997, 1996 and 1995, respectively.

NOTE J - PENSION PLAN

The Corporation has a trusteed, noncontributory retirement plan covering eligible employees. Pension benefits are based on employees' career average compensation. The Corporation's funding policy is to contribute sufficient amounts to meet minimum funding requirements set forth by required laws plus such additional amounts as the Corporation may determine appropriate. During 1997 and 1996, the Corporation's pension contribution was $315,355 and $241,222, respectively.

A summary of the components of pension expense is as follows:

                                                1997                 1996                 1995
                                         ----------------     ----------------     ----------------
Service cost benefits earned
   during the period                            $294,717             $239,492             $219,506
Interest cost on projected benefit
   obligation                                    233,975              211,199              185,495
Return on plan assets                           (257,446)            (230,513)            (200,715)
Net amortization and deferral                    (47,273)             (41,363)             (24,286)
                                         ----------------     ----------------     ----------------
Net pension expense                             $223,973             $178,815             $180,000
                                         ================     ================     ================

The funded status of the plan at December 31, 1997 and 1996 was as follows:

                                               1997                 1996
                                         ----------------     ----------------
Actuarial present value of
   accumulated benefit obligation
   Vested                                     $2,307,698           $2,378,206
   Nonvested                                     291,831              224,636
                                         ----------------     ----------------
                                              $2,599,529           $2,602,842
                                         ================     ================
Actuarial present value of
   projected benefit obligation               (3,841,689)         $(3,440,487)
Plan assets at fair value                      4,063,423            3,616,862
                                         ----------------     ----------------
Plan assets in excess of projected
   benefit obligation                            221,734              176,375
Unrecognized transition asset, net
   of amortization                              (465,167)            (558,201)
Unrecognized net loss                            996,309            1,043,370
                                         ----------------     ----------------
Net pension asset included in
  other assets                                  $752,876             $661,544
                                         ================     ================

The long-term rate of return used to determine the expected return on plan assets included in net pension expense is 7.0 percent. The projected benefit obligation was determined using an assumed discount rate of 7.0 percent, and an annual compensation increase of 5.0 percent. At December 31, 1997 and 1996, plan assets consisted primarily of money market, equity and fixed income funds.

NOTE K - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation has a noncontributory employee stock ownership plan (ESOP) that covers substantially all employees. In 1986, the ESOP borrowed $2,680,260. The remaining balance of the loan was paid in full in 1996. Interest incurred on the loan obligation was $22,480 and $54,926 in 1996 and 1995, respectively.

Contributions by the Corporation and its subsidiaries to the ESOP are reviewed by the Board of Directors and are expensed in the year the contribution is approved. These contributions were $345,000 and $291,350 in 1996 and 1995, respectively. No contributions were made for 1997.

Dividends received for shares owned by the ESOP amounted to $157,511, $151,200 and $149,613 in 1997, 1996 and 1995, respectively, and were used in 1996 and 1995 to service the loan obligation.

Under the terms of the merger agreement with FirstMerit, the Corporation will terminate the ESOP. As a result, all participants are fully vested in their ESOP accounts as of December 31, 1997.

NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Corporation makes loans and enters into other transactions with its directors, officers and entities having a specified relationship to such directors and officers. Transactions entered into between the Corporation and such related parties have been and are in the ordinary course of business made on substantially the same terms and conditions as transactions with other parties. As of December 31, 1997 and 1996, the Corporation had loans outstanding to related parties of approximately $5,496,053 and $5,800,853, respectively.

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Loan commitments are made to accommodate the financial needs of the Corporation's customers. Standby letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral (e.g., securities, receivables, inventory or equipment) is obtained based on management's credit assessment of the customer.

The Corporation's maximum potential obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit at December 31, 1997 and 1996 was:

                                              1997                 1996
                                         ----------------     ----------------
Real estate                                  $27,347,000          $20,711,000
Commercial and collateral                     53,117,000           49,885,000
All other                                     22,946,000           20,420,000
                                         ----------------     ----------------
                                            $103,410,000          $91,016,000
                                         ================     ================

Most of the Corporation's business activity is with customers located within the Corporation's defined market area of Northeast and Central Ohio. As of December 31, 1997, the Corporation had no significant concentrations of credit risk in its loan portfolio. The Corporation also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

NOTE N - SERVICE AGREEMENT

In 1995, the Corporation renegotiated its agreement to purchase information technology services from a data processing company. The agreement provided for payment of a monthly charge based on the number of application and transaction accounts maintained. These payments were partially offset by amounts received by the Corporation for the use of certain facilities by the processor. The amount included in "other expenses" in connection with the service agreement was $1,539,505 for 1996 and $1,261,213 for 1995. Management terminated this agreement in 1996 and does not believe additional charges will be incurred under this contract.

During 1996, the Corporation entered into an agreement with a new provider of data processing services. Under the new service agreement, effective on February 1, 1997, minimum annual base charges will be $389,000. The term of this agreement is eight years. The amount included in "other expenses" in connection with this service agreement was $2,256,118 in 1997.

Additionally, in 1995 the Corporation entered into an agreement to lease certain equipment from a different company. The agreement has an original term of seven years. The annual lease fee in connection with this agreement is approximately $355,000.

NOTE O - LONG-TERM INCENTIVE PLAN

On January 21, 1992, the Board of Directors of the Corporation adopted a long-term incentive plan ("Plan") for officers and key employees of the Corporation. Under the terms of the Plan, eligible employees may be granted stock options, restricted stock or long-term performance awards based on certain conditions. There were 190,435 shares of stock reserved and available for distribution under the Plan. Stock options are exercisable at the fair market value of the stock at the time of the grant. All options granted have 10 year terms and vest and become fully exercisable at the end of one year of continued employment. All shares and per share amounts have been restated for a three percent stock dividend in 1995, four-for-three stock splits in 1994 and 1993 and a four percent stock dividend in 1992.

In 1995, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation." The statement is effective for fiscal years beginning after December 15, 1995. As permitted by FASB Statement No. 123, the Corporation has elected to account for the Plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price on the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 1996: risk-free interest rate of 6.58%; dividend yield of 3.00%; a volatility factor of the expected market price of the Corporation's common stock of 20.6%; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Corporation's pro forma information follows:


                                              1997              1996
                                         ---------------- -----------------
Pro forma net income                          $4,777,617       $7,089,912
Pro forma earnings per share:
   Basic                                           $1.38            $2.06
   Diluted                                         $1.37            $2.04


A summary of the Corporation's stock option activity, and related information for the years ended December 31 follows:

                                                        1997                                     1996
                                         ------------------------------------     ------------------------------------
                                                             Weighted-Average                         Weighted-Average
                                                             Exercise Price                           Exercise Price
                                            Options                                  Options
                                         ---------------     ----------------    ----------------     ----------------
Outstanding at beginning of year                 129,044            $16.52               120,708             $15.87
Granted                                                0                                  15,000              19.69
Exercised                                        (21,703)            18.32                (6,664)             11.85
Forfeited                                              0

                                         ---------------                         ----------------
Outstanding at end of year                       107,341             16.16               129,044              16.52
                                         ===============                         ================

Exercisable at end of year                       107,341             16.16               114,044              16.11
Weighted-average fair value of options
granted during the year                          n/a                                       $4.32


Exercise prices for options outstanding as of December 31, 1997 ranged from $11.85 to $22.09. The weighted-average contractual life of those options is 5.5 years.


NOTE P - COBANCORP INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS (Parent Company Only)

                                                                  December 31
                                                           1997                1996
                                                      ----------------    ----------------
Assets
   Cash                                                    $1,474,200          $7,397,366
   Investment securities available-
      for-sale                                                186,379             238,944
   Investment in bank subsidiary - Premier                 49,003,924          46,771,239
   Investment in bank subsidiary - Jefferson                7,932,654
   Other assets                                               356,626             237,068
                                                      ----------------    ----------------
Total Assets                                              $58,953,783         $54,644,617
                                                      ================    ================


Liabilities and Shareholders'
   Equity
Total Liabilities                                          $  126,804
Shareholders' Equity                                       58,826,979         $54,644,617
                                                      ----------------    ----------------
Total Liabilities and
   Shareholders' Equity                                   $58,953,783         $54,644,617
                                                      ================    ================

STATEMENTS OF INCOME (Parent Company Only)

                                                                         Years Ended December 31
                                                           1997                 1996                  1995
                                                      ----------------     ----------------     -----------------
Income
   Dividends from bank subsidiaries                        $4,003,825           $9,837,415           $1,340,089
   Other income                                               578,130              186,063               75,885
                                                      ----------------     ----------------     -----------------
      Total income                                          4,581,955           10,023,478            1,415,974
Expenses                                                      472,674              271,735              259,644
                                                      ----------------     ----------------     -----------------
Income Before Income Taxes, Extraordinary
   Item and Equity in Undistributed Net
   Income of Subsidiaries                                   4,109,281            9,751,743            1,156,330
Income taxes                                                   31,905
                                                      ----------------     ----------------     -----------------
Income Before Extraordinary Item and
   Equity in Undistributed Net Income
   of Subsidiaries                                          4,077,376            9,751,743            1,156,330
Equity in Undistributed Net
    Income of Bank Subsidiaries                             1,446,564           (2,619,351)           5,245,624
                                                      ----------------     ----------------     -----------------
Income Before Extraordinary Item                            5,523,940            7,132,392            6,401,954
Extraordinary item--merger costs                              724,003
                                                      ----------------     ----------------     -----------------
Net Income                                                 $4,799,937           $7,132,392           $6,401,954
                                                      ================     ================     =================

STATEMENTS OF CASH FLOWS (Parent Company Only)

                                                          Years Ended December 31
                                              1997                 1996                 1995
                                         ----------------     ----------------     ----------------
Operating Activities
   Net Income                                 $3,353,373           $9,751,743           $1,156,330
   Provision for depreciation                      8,812                1,180
   Realized securities gains on
   available-for-sale securities                (394,659)
   (Increase) in other assets                   (106,699)             (21,323)             (16,075)
   Increase in other liabilities                 122,935

                                         ----------------     ----------------     ----------------
       Net Cash Provided by

       Operating Activities                    2,983,762            9,731,600            1,140,255
Investing Activities
   Proceeds from sales of
   available-for-sale securities               2,535,896
   Purchases of available-for-sale
   securities                                 (2,076,764)            (239,473)
   Purchase of Jefferson Savings              (7,482,245)
   Purchases of equipment                        (21,851)              (1,240)
                                         ----------------     ----------------     ----------------
       Net Cash Used by
       Investing Activities                   (7,044,964)            (240,713)
Financing Activities
   Increase in long-term debt                  1,353,322
   Decrease in long-term debt                 (1,353,322)
   Cash Dividends                             (2,453,415)          (2,172,777)          (2,003,182)
   Dividend Investment Plan                                                                380,423
   Restricted Stock Vested                        63,281
   Long-term Incentive Plan                      528,170               78,968              259,441
                                         ----------------     ----------------     ----------------
       Net Cash Used by Financing
       Activities                             (1,861,964)          (2,093,809)          (1,363,318)
                                         ----------------     ----------------     ----------------
          Increase  (Decrease) in
          Cash and Cash Equivalents           (5,923,166)           7,397,078             (223,063)
Cash and cash equivalents at beginning
of year                                        7,397,366                  288              223,351
                                         ----------------     ----------------     ----------------
       Cash and Cash Equivalents at
       End of Year                            $1,474,200           $7,397,366                 $288
                                         ================     ================     ================


NOTE Q - REGULATORY MATTERS

CoBancorp Inc., Premier and Jefferson are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

Management believes, as of December 31, 1997, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized CoBancorp Inc. as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


The Corporation's actual capital amounts and ratios are presented in the following table:

                                                                                                  Minimums
                                                                   Minimums                To Be Well Capitalized
                                                                  For Capital             Under Prompt Corrective
                                      Actual                   Adequacy Purposes             Action Provisions
                            ---------------------------    --------------------------    ---------------------------
As of December 31, 1997:       Amount          Ratio          Amount         Ratio           Amount         Ratio
                            -------------     ---------    --------------    --------     -------------     --------

Total Risk-Based Capital
------------------------
to                          $55,654,000        13.09%       $34,006,000       8.0%        $42,507,000       10.0%
Risk Weighted Assets
Tier I Capital to Risk
--------------
Weighted Assets              51,486,000        12.11        17,003,000        4.0          25,504,000        6.0
Tier I Capital to Average
--------------
Assets
------
                             51,486,000         7.87        26,175,000        4.0          32,719,000        5.0


NOTE R - PROPOSED MERGER AGREEMENT

On November 2, 1997, the Corporation entered into a definitive agreement to be acquired by FirstMerit Corporation (FMER). Under the terms of the agreement, each share of CoBancorp Inc. stock will be exchanged for $44.50 in cash or for shares of common stock of FirstMerit with a market value per share of $44.50. The shareholders of CoBancorp may elect to exchange their common stock for either common stock of FirstMerit, or $44.50 in cash, provided that no less than 30 percent and no more than 49 percent of the total transaction will be paid in cash. The Company recorded in 1997 $724,000 of legal, investment advisory and accounting expenses incurred in 1997 related to the business combination with FirstMerit. Such expenses were recorded as an extraordinary item in the consolidated statements. The acquisition is expected to be completed during the second quarter of 1998 and was approved by CoBancorp Inc.'s shareholders on March 3, 1998. Approval has been received from the Federal Reserve Board of Cleveland and approval from the Office of the Comptroller of the Currency is expected by mid April, 1998.

NOTE S - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Information


The following is a summary of unaudited quarterly results of operations for the years 1997, 1996 and 1995:

                                                        First          Second          Third           Fourth         Full Year
                                                    ------------    ------------    ------------    ------------    ------------
1997

Interest income                                     $ 11,137,066    $ 12,240,016    $ 12,474,920    $ 12,295,143    $ 48,147,145
Interest expense                                       4,239,380       4,841,141       5,090,104       4,916,167      19,086,792
Net interest income                                    6,897,686       7,398,875       7,384,816       7,378,976      29,060,353
Provision for loan losses                                 75,000          75,000               0          75,000         225,000
Security gains (losses)                                  (13,231)        187,347          64,203         255,934         494,253
Net overhead                                           5,242,231       5,379,003       5,738,614       5,878,204      22,238,052
Income before income taxes and extraordinary item      1,567,224       2,132,219       1,710,405       1,681,706       7,091,554
Net income before extraordinary item                   1,286,582       1,676,224       1,310,207       1,250,927       5,523,940
Extraordinary item--merger costs                                                                         724,003         724,003
Net income                                             1,286,582       1,676,224       1,310,207         526,924       4,799,937
Earnings per common share:
   Before extraordinary item                                0.37            0.49            0.38            0.36            1.60
   Effect of extraordinary item                                                                            (0.21)          (0.21)
   Earnings per common share                                0.37            0.49            0.38            0.15            1.39
Earnings per common share--assuming dilution:
   Before extraordinary item                                0.37            0.48            0.37            0.36            1.58
   Effect of extraordinary item                                                                            (0.21)          (0.21)
   Earnings per common share                                0.37            0.48            0.37            0.15            1.37
Dividends paid per common share                             0.17            0.18            0.18            0.18            0.71


1996
Interest income                                     $ 10,237,766    $ 11,062,294    $ 10,893,080    $ 10,987,722    $ 43,180,862
Interest expense                                       4,124,992       4,340,014       4,227,981       4,105,890      16,798,877
Net interest income                                    6,112,774       6,722,280       6,665,099       6,881,832      26,381,985
Provision (credit) for loan losses                        60,000          40,000               0      (1,875,000)     (1,775,000)
Security gains (losses)                                  295,029           4,565          (5,304)        115,051         409,341
Net overhead                                           4,824,315       4,879,524       5,067,879       4,999,216      19,770,934
Income before income taxes                             1,523,488       1,807,321       1,591,916       3,872,667       8,795,392
Net income                                             1,285,488       1,634,321       1,309,200       2,903,383       7,132,392
Earnings per common share                                  0.380           0.474            .373           0.842           2.069
Earnings per common share--assuming dilution               0.377           0.471           0.370           0.836           2.054
Dividends paid per common share                             0.15            0.16            0.16            0.16            0.63


1995
Interest income                                     $  9,760,554    $ 10,098,322    $ 10,043,559    $  9,926,450    $ 39,828,885
Interest expense                                       3,598,738       4,101,478       4,175,916       3,919,109      15,795,241
Net interest income                                    6,161,816       5,996,844       5,867,643       6,007,341      24,033,644
Provision for loan losses                                 60,000          60,000          60,000               0         180,000
Security gains (losses)                                   (4,118)          7,623         240,607          40,162         284,274
Net overhead                                           4,327,341       4,235,406       4,026,569       4,034,648      16,623,964
Income before income taxes                             1,770,357       1,709,061       2,021,681       2,012,855       7,513,954
Net income                                             1,460,357       1,421,061       1,661,681       1,858,855       6,401,954
Earnings per common share                                  0.426           0.413           0.483           0.539           1.861
Earnings per common share--assuming dilution               0.422           0.410           0.479           0.536           1.847
Dividends paid per common share                           0.1359          0.1456          0.1456          0.1500          0.5772


The 1995, 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."
All share and per-share amounts have been adjusted for a three percent stock dividend in 1995.


NOTE T - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Years Ended December 31
                                                           1997                 1996                  1995
                                                      ----------------     ----------------     -----------------
Numerator:
   Income before extraordinary item                        $5,523,940           $7,132,392           $6,401,954
   Extraordinary item                                        (724,003)
                                                      ----------------     ----------------     -----------------
   Net income                                              $4,799,937           $7,132,392           $6,401,954
                                                      ================     ================     =================

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares                               3,455,010            3,448,161            3,439,738
   Effect of dilutive employee stock options                   42,140               23,556               26,418
                                                      ----------------     ----------------     -----------------
   Denominator for diluted earnings per
      share--adjusted weighted-average shares
      and assumed conversions                               3,497,150            3,471,717            3,466,156
                                                      ================     ================     =================

Basic earnings per share:
   Before extraordinary item                                    $1.60                $2.07                $1.86
   Effect of extraordinary item                                  (.21)
                                                      ----------------     ----------------     -----------------
   Earnings per common share                                    $1.39                $2.07                $1.86
                                                      ================     ================     =================

Diluted earnings per share:

   Before extraordinary item                                    $1.58                $2.05                $1.85
   Effect of extraordinary item                                  (.21)
                                                      ----------------     ----------------     -----------------
   Earnings per common share                                    $1.37                $2.05                $1.85
                                                      ================     ================     =================

For additional disclosures regarding the employee stock options, see Note O.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                               Percentage of
                                                                        Shares of Stock        Common
Name and Principal                                   CoBancorp Inc.     Beneficially           Stock
Occupation for the                                   Director           Owned as of            (no par value)
Past Five Years (1)                          Age     Since              January 20, 1998       Outstanding
----------------------------------------------------------------------------------------------------------------

Theodore S. Altfeld                          54            1988              9,516                      (9)
Vice President                                                               5,417  (3)
EBM Group Corp.
(industrial supplies, steel
service center and scrap
recycling)

Robert S. Cook                               63            1984             53,123                      1.53%
Executive Vice President
R. W. Beckett Corporation
(manufacturer of oil burners)

Maureen M. Cromling                          49            1992              1,079                      (9)
President and
Chief Executive Officer
Ross Environmental Services, Inc.

Garis F. Distelhorst                         56            1988              5,225                      (9)
President and                                                                1,606  (5)
Chief Executive Officer                                                        444  (7)
NACSCORP
(Higher education book
and software distribution)

Michael B. Duffin                            49            1984              4,613                      (9)
President                                                                      797  (3)
Duffin Manufacturing Company                                                   428  (8)
(manufacturer of screw machine
products)

Timothy W. Esson                             48            1996             39,300  (2) (4)             1.13%
Executive Vice President
and Treasurer
CoBancorp Inc.
President
PREMIERBank & Trust

Thomas E. Haywood                            48            1993                385                      (9)
President and                                                                  124  (5)
Chief Executive Officer
Brandau Jewelers, Inc.




                                                                                               Percentage of
                                                                        Shares of Stock        Common
Name and Principal                                   CoBancorp Inc.     Beneficially           Stock
Occupation for the                                   Director           Owned as of            (no par value)
Past Five Years (1)                          Age     Since              January 20, 1998       Outstanding
----------------------------------------------------------------------------------------------------------------

Larry D. Jones                               48             1993               457                      (9)
President and                                                                  458  (6)
Chief Executive Officer
Erie Shores Computer, Inc.

John S. Kreighbaum                           51            1991             54,530  (2) (4)             2.71%
Chairman, President and                                                     39,775  (3)
Chief Executive Officer                                                          1  (7)
CoBancorp Inc.
Chairman and Chief
Executive Officer
PREMIERBank & Trust

Richard J. Stewart                           69            1989             13,116                      (9)
Chairman                                                                     1,413  (3)
Stewart Appliances, Inc.

A. E. Szambecki                              50            1992              2,236                      (9)
President and                                                                  728  (5)
Chief Executive Officer
Hallrich, Incorporated
(Pizza Hut restaurants)

Richard A. Van Auken                         63            1991              9,387                      (9)
President and
Chief Executive Officer
Jennings and Churella
Construction Company



(1) Mr. Kreighbaum was advanced to Chairman, President and Chief Executive Officer of the Corporation and Chairman and Chief Executive Officer of the Bank January 1, 1996, while Mr. Esson was advanced to President of the Bank at that time also. There has been no other change in principal occupation or employment during the past five years.

(2)      Includes shares owned directly and options which are exercisable.

(3)      Owned by spouse.

(4)      Includes allocated vested shares held in Employee Stock Ownership Plan
         (ESOP).

(5)      Held as custodian for minor child(ren).

(6)      Joint tenant with spouse.

(7)      Owned by child(ren).

(8)      Held in trust.

(9)      Less than 1%.

ITEM 11.  EXECUTIVE COMPENSATION

(B)     COMPENSATION OF EXECUTIVE OFFICERS

    The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, certain Executive Officers during each of the last three fiscal years.


                           SUMMARY COMPENSATION TABLE
                                                                                       Long-Term
                                                                                     Compensation     All Other
                                                         Annual Compensation            Awards       Compensation
                                                      -------------------------     ---------------  ------------
                                                                                      Securities
        Name and Principal                                                            Underlying
             Position                    Year         Salary ($)      Bonus ($)       Options (#)           ($)
    --------------------------           ----         ----------      ---------     ---------------  ------------

    John S. Kreighbaum                   1997           250,008              0                0        275,537 (1)(2)(3)
      Chairman, President                1996           210,012         20,000           10,000         20,761 (1)(2)
      and Chief Executive                1995           200,004         60,000                0         19,710 (1)(2)
      Officer

    Timothy W. Esson                     1997           165,000              0                0         83,704 (1)(2)
      Executive Vice President           1996           150,000         20,000            5,000         14,520 (1)(2)
      and Treasurer                      1995           110,256         45,500                0          6,836 (1)

    James R. Bryden                      1997          120,000               0                0         13,350 (1)(2)
      Regional President/                1996          102,301          20,000                0          8,889 (1)
      North Central District             1995           94,008          38,200                0          8,081 (1)
      PremierBank & Trust

    Robert J. Scott                      1997           107,004              0                0         20,511 (1)
      Senior Vice President              1996           102,773          7,500                0            810 (1)
      Director of Investment             1995            98,808         20,000                0            736 (1)
      Management and Trust
      Services - PremierBank &
      Trust


    (1) The Bank established an Executive Supplemental Income Plan (the "ESI" ) in 1985. All officers of the Bank are covered by the ESI. The ESI was established to bring officer retirement to a more appropriate level of compensation. The cost is offset by proceeds from a life insurance contract of which the Bank is beneficiary.
    (2)  Includes director's fees paid by subsidiaries.
    (3)  Includes payment of a defined contribution reserve liability account.


(D) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
    VALUES

                                                         Number of Unexercised
                                                           Options Securities
                                                          Underlying at Fiscal
                                                            Year-End (#) (1)         Value of Unexercised
                                Shares Acquired on          Exercisable (E)/       In-the-Money Options at
           Name                    Exercise (#)            Unexercisable (U)        Fiscal Year-End ($)(2)
---------------------------- -------------------------- ------------------------- ---------------------------

John S. Kreighbaum                     3,500                   44,586 (E)                $897,747

Timothy W. Esson                       4,500                   26,247 (E)                $674,105

James R. Bryden                          0                     14,281 (E)                $452,003

Robert J. Scott                        2,138                    4,527 (E)                 $96,923

(1) Adjusted for a three percent stock dividend in 1995, four-for-three stock splits in 1994 and 1993, and a four percent stock dividend in 1992.

(2) Values are calculated by subtracting the exercise price(s) from the fair market value of the stock as of year-end.

(F)    PENSION PLAN

    PremierBank & Trust's Pension Plan was amended and restated as of January 1, 1994, to comply with technical requirements of ERISA. The Plan is a trusteed noncontributory defined benefit pension plan covering all officers and employees who become eligible for entry in the plan upon the basis of age and one year of service. Retirement benefits under the provisions of the Bank's retirement plan are computed by a formula, the factors of which include compensation, years of service and the Social Security taxable wage base. Normal retirement is at 65 years of age and the plan provides for benefit payments for life in the amount of 37.5 percent of average monthly compensation reduced proportionately for less than 15 years of credited service plus 12.5 percent of such compensation in excess of the maximum average monthly wage, as defined for the Social Security taxable wage base, which is (reduced proportionately for less than 20 years of credited service) at normal retirement age.

    Assuming the employee selects the normal form of benefit payable, the following annual benefits are payable under the formula to an employee retiring at such date in specified average compensation and years of service classification:

        Career Average                                 Years of Credited Service
                                   -----------------------------------------------------------
        Compensation (1)                 10              20                 30              35
       ---------------------------------------------------------------------------------------

      $125,000                      37,188            58,750           58,750            58,750
       150,000                      45,000            71,250           71,250            71,250
       175,000                      48,125            76,250           76,250            76,250
       200,000                      48,125            76,250           76,250            76,250
       225,000                      48,125            76,250           76,250            76,250
       250,000                      48,125            76,250           76,250            76,250
       300,000                      48,125            76,250           76,250            76,250
       400,000                      48,125            76,250           76,250            76,250
       450,000                      48,125            76,250           76,250            76,250
       500,000                      48,125            76,250           76,250            76,250

    (1) The average annual compensation includes the participant's salary and bonus. The years of credited service for individuals listed in the Summary Compensation Table are seven years for John S. Kreighbaum, seventeen years for Timothy W. Esson, five years for Robert J. Scott and ten years for James R. Bryden.

(G)     DIRECTORS' FEES

    During 1997, no salaries or fees were paid by CoBancorp Inc. to its directors or executive officers. All of the directors of the Corporation are also directors of Premier. Directors of Premier received $600 for each board meeting attended. Non-officer directors of Premier received $200 for each committee meeting attended.

(H)     EMPLOYMENT AGREEMENTS

    CoBancorp Inc. and PremierBank & Trust have separate employment agreements with each of Messrs. Kreighbaum and Esson for their employment.

    On November 16, 1990, the Corporation and the Bank entered into an employment agreement with Mr. John S. Kreighbaum. The employment agreement provides for a term of five years, commencing January 1, 1991. The agreement is automatically extended (absent Board objection) for an additional year commencing on January 1, 1994. The effect of this provision is that the contract will then have a three-year term. Under the terms of his employment agreement, Mr. Kreighbaum receives a base salary of $136,000 per year, subject to annual adjustment by the Board of Directors of the Bank. Additionally, in the event that (i) Mr. Kreighbaum is involuntarily terminated within two years following a change in control of the Corporation, (ii) Mr. Kreighbaum voluntarily terminates his employment for good reason within two years after a change in control of the Corporation or (iii) Mr. Kreighbaum is terminated for any reason other than cause, Mr. Kreighbaum will receive his base salary for the remaining term of the agreement.

    On December 31, 1993, the Corporation and the Bank entered into an employment agreement with Mr. Timothy W. Esson. The employment agreement provides for a term of two years, commencing December 31, 1993. The agreement is automatically extended (absent Board objection) for an additional year commencing on December 31, 1994. The effect of this provision is that the contract will then have a two-year term. Under the terms of his employment agreement, Mr. Esson receives a base salary of $106,000 per year, subject to annual adjustment by the Board of Directors of the Bank. Additionally, in the event that (i) Mr. Esson is involuntarily terminated within two years following a change in control of the Corporation, or (ii) Mr. Esson voluntarily terminates his employment for good reason within one year after a change in control of the Corporation, Mr. Esson will receive a payment equal to two years' base salary. In the event Mr. Esson is terminated for any reason other than cause, Mr. Esson will receive his base salary for the remaining term of the agreement.

    On June 16, 1997, the Corporation amended Mr. Esson's contract to provide that if Mr. Esson's employment is terminated as a result of a change in control, subject to certain time lines, a severance payment in the amount of 299% of Mr. Esson's then current salary would be provided.

(J)&(K)  SALARY AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    Compensation packages for certain executive officers consists of base salary and discretionary performance bonuses. Amounts of compensation are determined by the Salary and Benefits Committee of the Board of Directors. The Committee is composed entirely of nonemployee directors who are "disinterested persons" under SEC regulations and who have no "interlocking" relationship with the Corporation. The Committee is of the belief that a strong link should exist between executive compensation and the value delivered to shareholders. This link should be seen as enhanced shareholder value and return as represented by positive return on assets (ROA) and return on equity (ROE) trends. Additionally, it is the Committee's belief that base salary should be carefully balanced with long- and short-range financial and nonfinancial objectives.

    Base Salary: Base salary levels are established by the Committee to be competitive in the market in order to attract and retain qualified executives.

    Long-Term Incentive Plan: The purpose of the Long-Term Incentive Plan is to enable the Corporation to attract and retain officers and key employees of the Corporation and any subsidiary and to provide such persons incentives and rewards for performance. The Plan is designed to encourage such persons to become owners of common stock of the Corporation to increase their interest in the Corporation's long-term success, to provide incentive equity opportunities that are competitive with other similarly situated corporations and to stimulate employees by recognizing their achievements. The Plan provides for grants of Incentive Stock Options, Nonqualified Stock Options, Performance Awards and Restricted Stock to selected employees.

    Management Incentive Compensation Plan: The Management Incentive Compensation Plan was adopted by the Board of Directors of the Corporation, effective January 1, 1994, and was designed to promote shareholder interests through the maximization of profitability of the Bank, consistent with the Bank's policies. Bank performance is measured in terms of return on assets
(ROA). The Management Incentive Compensation Plan provides cash incentives for those members of management who most directly affect the success and profitability of the Bank and who cause the Bank to attain and sustain high levels of performance based on safe and sound operating strategies.

    The 1997 compensation paid to the Chairman and Chief Executive Officer (Mr. John S. Kreighbaum) consisted of base salary as described above. In reviewing Mr. Kreighbaum's performance as Chairman and Chief Executive Officer, the Salary and Benefits Committee favorably considered Mr. Kreighbaum's performance relative to a number of factors (without, however, assigning any specific weights to such factors) including but not limited to profitability, asset quality, earnings per share, expansion and strategic positioning. The Committee seeks to establish compensation for Mr. Kreighbaum at a level commensurate with the Bank's corporate performance, peer group competitors and the individual officer's performance.

(L) COBANCORP INC. COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN COBANCORP INC., S&P 500 AND S&P BANKS COMPOSITE (WITH DIVIDENDS REINVESTED)

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to CoBancorp Inc.'s shareholders during the five-year period ended December 31, 1997, as well as an overall stock market index (S&P
500) and CoBancorp Inc.'s peer group index (S&P Banks Composite).


                                [OBJECT OMITTED]

                                          1/1/93     12/31/93    12/31/94    12/31/95    12/31/96     12/31/97
                                     ----------- ------------ ----------- ----------- ----------- ------------
       COBANCORP INC.                       $100         $161        $178        $153        $175         $363
       S&P 500                              $100         $110        $112        $153        $189         $252
       S&P BANKS COMPOSITE                  $100         $110        $105        $167        $236         $341

THE STOCK PERFORMANCE GRAPH ASSUMES $100 WAS INVESTED ON JANUARY 1, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)     BENEFICIAL OWNERSHIP

    Persons and groups owning in excess of 5 percent of the Corporation's stock are required to file certain reports regarding such ownership with the Corporation and the Securities and Exchange Commission (the "SEC"). A person who has or shares voting or investment power, or who has the right to acquire ownership at any time within 60 days, is considered the beneficial owner of the Corporation's stock.

    Listed in the following table are those, as of January 20, 1998, who are known to the Corporation to be the beneficial owners of more than five percent (5%) of the Corporation's outstanding common stock, no par value per share, and the number of shares owned by directors and executive officers as a group. The stock ownership of each director is set forth under the caption "Election of Directors."


         Name and Address of                           Amount and Nature of
         Beneficial Owner                              Beneficial Ownership       Percent of Class
------------------------------------------------------------------------------------------------------------------------------------

               First Southern Trust Company
               as Trustee
               CoBancorp Inc. Employee
               Stock Ownership Plan (ESOP)
               Corporate Center
               1530 West River Road North
               Elyria, Ohio  44035-2714                215,398 shares                  6.19%

               All directors and executive
               officers as a group
               (15 people)                             279,056 shares (1)              8.02%

      (1)   Includes allocated vested shares held in Employee Stock Ownership Plan (ESOP)
            and options which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Corporation has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Schedules

The following consolidated financial statements appear in the Registrant's 1997 Audited Financial Statements which are included in this filing under Item 8.

               Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements
               Report of Independent Auditors
               Quarterly Financial Information
               Consolidated Financial Highlights

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


(3) LISTING OF EXHIBITS

         REG. S-K
         EXHIBIT                                                                              PAGE
          NUMBER             EXHIBIT                                                         HEREOF
          ------             -------                                                         ------

            2                Agreement of Affiliation and Plan of Merger dated                N/A
                             November 2, 1997, by and between FirstMerit
                             Corporation and CoBancorp Inc. (filed as Exhibit
                             2.1 to the Form 8-K of the Registrant dated November
                             2, 1997, and incorporated herein by reference)
            3                Second Amended and Restated Articles of Incorporation            N/A
                             and Code of Regulations of CoBancorp Inc. (filed as
                             Exhibit 3 to the Form 10-Q of the Registrant for the
                             quarter ended June 30, 1995, and incorporated herein
                             by reference)
           10a               Executive Supplemental Income Agreement (filed as                N/A
                             Exhibit 10 to the Form 10-K of the Registrant
                             for the year ended December 31, 1985, incorporated
                             herein by reference)
           10b               Directors Deferred Income Plan (filed as Exhibit                 N/A
                             10b to the Form 10-K of the Registrant for the
                             year ended December 31, 1986, incorporated herein
                             by reference)
           10d               Employment Agreement Among LCB Bancorp, Inc.,                    N/A
                             Lorain County Bank and John S. Kreighbaum
                             (filed as Exhibit 10d to the Form 10-K of the
                             Registrant for the year ended December 31, 1990,
                             incorporated herein by reference)
           10k               LCB Bancorp, Inc. 1992 Long-Term Incentive Plan                  N/A
                             (filed as Exhibit 10k to the Form 10-K of the Registrant
                             for the year ended December 31, 1992, and incorporated
                             herein by reference)
           10l               Employment Agreement Dated December 31, 1993, Among              N/A
                             CoBancorp Inc., PremierBank & Trust and Timothy W.
                             Esson (filed as Exhibit 10l to the Form 10-K of
                             the Registrant for the year ended December 31,
                             1993, and incorporated herein by reference)
           10o               Agreement for Information Technology Services Between            N/A
                             Electronic Data Systems Corporation and CoBancorp, Inc.,
                             dated February 15, 1995  with Addenda (filed as
                             Exhibit 10o to the Form 10-K of the Registrant for the
                             year ended December 31, 1995, incorporated herein by
                             reference)
           10p               Data Processing Services Agreement Between M & I Data            N/A
                             Services and PremierBank and Trust, dated July 3, 1996,
                             with Addenda (filed as Exhibit 10p to the Form 10-K
                             of the Registrant for the year ended December 31, 1996,
                             and incorporated herein by reference)
           10q               Second Amendment to Employment Agreement dated June              N/A
                             16, 1997, among CoBancorp Inc., PremierBank & Trust
                             and Timothy W. Esson (filed as Exhibit 10q to
                             the Form 10-Q of the Registrant for the quarter
                             ended September 30, 1997, and incorporated herein
                             by reference)
           10r               Severance Agreement Due to Change in Control of                  N/A
                             CoBancorp Inc. dated June 16, 1997, among CoBancorp
                             Inc., PremierBank & Trust, Jefferson Savings
                             Bank and James R. Bryden (filed as Exhibit 10r to
                             the Form 10-Q of the Registrant for the Quarter
                             ended September 30, 1997, and incorporated herein
                             by reference)
            21               Subsidiaries of the Registrant
            23               Consent of Independent Auditors
            27               Financial Data Schedule

(B) REPORTS ON FORM 8-K

               Form 8-K was filed by CoBancorp Inc. on November 14, 1997 with an effective date of November 2, 1997 at which time CoBancorp Inc. and FirstMerit Corporation entered into an Agreement of Affiliation and Plan of Merger, pursuant to which CoBancorp will merge with an into FirstMerit, with First Merit as the surviving corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CoBancorp Inc.

Date:  March 16, 1998            By:      Timothy W. Esson
                                          Executive Vice President & Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                  CAPACITY WITH REGISTRANT            DATE
---------                  ------------------------            ----

/s/ John S. Kreighbaum     Chairman, President and Chief       March 16, 1998
                              Executive Officer, Director

/s/ Timothy W. Esson       Executive Vice President            March 16, 1998
                            and Treasurer, Director

/s/ Theodore S. Altfeld    Director                            March 16, 1998

/s/ Garis F. Distelhorst   Director                            March 16, 1998

/s/ Michael B. Duffin      Director                            March 16, 1998

/s/ Thomas E. Haywood      Director                            March 16, 1998

/s/ Larry D. Jones         Director                            March 16, 1998

/s/ Richard J. Stewart     Director                            March 16, 1998

/s/ Anthony E. Szambecki   Director                            March 16, 1998

/s/ Richard A. Van Auken   Director                            March 16, 1998