Form 10-Q
period 1998-03-31
COBANCORP INC
filed 1998-05-15
CIK 745276

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998                Commission file number:  0-13166

                                 CoBancorp Inc.

             (Exact name of registrant as specified in its charter)

           Ohio                                            34-1465382
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                        Identification No.)


1530 West River Road North, Elyria, Ohio                       44035
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

As of March 31, 1998, there were 3,483,304 outstanding common shares, with no par value, of the Registrant.

                                      INDEX

                         COBANCORP INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                                                     Page

         Consolidated balance sheets -- March 31, 1998 and December 31, 1997                           3

         Consolidated statements of income -- Three months ended March 31, 1998 and 1997               4

         Consolidated statements of cash flows -- Three months ended March 31, 1998 and 1997           5

         Consolidated statements of shareholders' equity -- Three months ended
            March 31, 1998 and 1997                                                                    6

         Notes to consolidated financial statements -- March 31, 1998                                  7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                                                                                                      10

PART II. OTHER INFORMATION                                                                            15

SIGNATURES
                                                                                                      16

EXHIBITS                                                                                              17

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         MARCH 31              DECEMBER 31
                                                                           1998                   1997
                                                                    -------------------    --------------------
ASSETS
Cash and due from banks                                                    $29,849,863             $34,182,853
Investment securities available-for-sale                                   127,576,944             135,844,913
Investment securities held-to-maturity                                      16,529,520              18,894,513
  (market value $16,859,983 and $19,235,340)
Federal funds sold                                                          22,700,000               6,350,000
Loans                                                                      411,741,610             414,196,081
Less allowance for loan losses                                               4,184,299               4,167,136
                                                                    -------------------    --------------------
    Net loans                                                              407,557,311             410,028,945
Bank premises and equipment, net                                            19,150,070              19,410,126
Accrued income and prepaid expenses                                          5,143,964               4,935,600
Other assets                                                                15,284,318              15,536,208
                                                                    -------------------    --------------------
                                                    TOTAL ASSETS          $643,791,990            $645,183,158
                                                                    ===================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits
    Demand-noninterest bearing                                             $82,260,820             $88,455,431
    Demand-interest bearing                                                 76,782,358              67,945,399
    Savings and other time                                                 400,915,612             404,394,900
                                                                    -------------------    --------------------
      Total deposits                                                       559,958,790             560,795,730
  Short-term funds                                                          16,874,015              18,120,541
  Other liabilities                                                          7,159,657               7,439,908
                                                                    -------------------    --------------------
      TOTAL LIABILITIES                                                    583,992,462             586,356,179
Shareholders' equity
  Capital stock, no par value
    5,000,000 shares authorized
    3,483,304 shares issued and outstanding                                  6,738,310               6,566,517
  Capital surplus                                                           18,553,553              18,553,553
  Retained earnings                                                         33,322,787              32,642,995
  Net unrealized gains on available-for-sale
    investment securities (net of income tax)                                1,184,878               1,063,914
                                                                    -------------------    --------------------
      TOTAL SHAREHOLDERS' EQUITY                                            59,799,528              58,826,979
                                                                    -------------------    --------------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $643,791,990            $645,183,158
                                                                    ===================    ====================


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MARCH 31, 1998

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                           1998                    1997
                                                                   ---------------------   -------------------
INTEREST INCOME
   Loans (including fees)
     Taxable                                                                 $9,516,433            $8,282,762
     Tax-exempt                                                                  28,328                33,839
   Investment securities
     Taxable                                                                  1,464,603             1,992,982
     Tax-exempt                                                                 750,568               790,092
   Federal funds sold                                                           182,419                37,391
                                                                   ---------------------   -------------------

                                           TOTAL INTEREST INCOME             11,942,351            11,137,066

INTEREST EXPENSE
   Deposits                                                                   4,559,463             4,037,682
   Short-term borrowed funds                                                     87,757               201,698
                                                                   ---------------------   -------------------

                                          TOTAL INTEREST EXPENSE              4,647,220             4,239,380
                                                                   ---------------------   -------------------

                                             NET INTEREST INCOME              7,295,131             6,897,686
PROVISION FOR LOAN LOSSES                                                        75,000                75,000
                                                                   ---------------------   -------------------

                                       NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES              7,220,131             6,822,686

OTHER INCOME
   Service charges on deposit accounts                                          736,948               757,466
   Trust fees                                                                   450,000               413,750
   Other                                                                        487,098               315,435
   Securities gains (losses)                                                     15,977               (13,231)
                                                                   ---------------------   -------------------

                                              TOTAL OTHER INCOME              1,690,023             1,473,420

OTHER EXPENSES
   Salaries, wages and benefits                                               2,942,646             2,894,654
   Occupancy--net                                                               781,651               641,703
   Furniture and equipment                                                      300,047               263,562
   Taxes, other than income and payroll                                         182,014               156,734
   Data processing                                                              766,542               714,730
   Supplies, printing and postage                                               275,303               369,594
   Outside services                                                             267,275               272,312
   Telephone                                                                    194,059               208,258
   Amortization of intangibles                                                  166,907               139,142
   Other                                                                      1,148,153             1,068,193
                                                                   ---------------------   -------------------

                                            TOTAL OTHER EXPENSES              7,024,597             6,728,882
                                                                   ---------------------   -------------------

               INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              1,885,557             1,567,224

INCOME TAX EXPENSE                                                              415,213               280,642

                                INCOME BEFORE EXTRAORDINARY ITEM              1,470,344             1,286,582

                                EXTRAORDINARY ITEM--MERGER COSTS                163,562                     0
                                                                   ---------------------   -------------------

                                                      NET INCOME             $1,306,782            $1,286,582
                                                                   =====================   ===================


EARNINGS PER SHARE

                  NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM                 $0.422                $0.373
                                    EFFECT OF EXTRAORDINARY ITEM                ($0.047)
                                            NET INCOME PER SHARE                 $0.375                $0.373

                NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM--
                                               ASSUMING DILUTION                 $0.416                $0.370
                                    EFFECT OF EXTRAORDINARY ITEM                ($0.046)
                          NET INCOME PER SHARE ASSUMING DILUTION                 $0.370                $0.370

DIVIDENDS PER SHARE                                                               $0.18                 $0.17



See notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31
                                                                                                  1998              1997
                                                                                             -------------      -------------
OPERATING ACTIVITIES
  Net income                                                                                 $  1,306,782       $  1,286,582
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                    75,000             75,000
      Provision for depreciation and amortization                                                 657,123            652,003
      Amortization of premiums less accretion of discounts on purchased loans                      52,973             16,152
      Amortization of premiums less accretion of
        discounts on held-to-maturity investment securities                                        19,619             37,345
      Amortization of premiums less accretion of
        discounts on available-for-sale investment securities                                       3,888             11,136
      Realized securities (gains) losses on available-for-sale securities                         (15,977)            13,231
      Realized losses on sale of loans                                                              1,011                  0
      Realized (gains) on sale of fixed assets                                                    (50,457)                 0
      Decrease (increase) in interest receivable                                                  208,499           (261,414)
     (Decrease)  in interest payable                                                             (129,318)          (296,900)
     (Increase) decrease in other assets                                                         (440,466)           480,837
     (Decrease) increase in other liabilities                                                    (220,330)           550,128
                                                                                             ------------       ------------
                                              NET CASH PROVIDED BY OPERATING ACTIVITIES         1,468,347          2,564,100

INVESTING AND LENDING ACTIVITIES
  Proceeds from sales of available-for-sale
    investment securities                                                                       6,281,445         19,021,446
  Maturities of available-for-sale investment securities                                        2,345,375          1,485,928
  Maturities of held-to-maturity investment securities                                         11,848,494            975,631
  Purchases of available-for-sale investment securities                                        (9,662,820)          (673,957)
  Purchase of Jefferson Savings, net of cash received                                                   0         (5,531,006)
  Net decrease in credit card receivables                                                          13,927            206,722
  Net decrease (increase) in longer-term loans                                                  2,331,740        (14,818,672)
  Purchases of premises and equipment,
    net of retirements                                                                            (41,135)        (1,904,766)
                                                                                             ------------       ------------
                        NET CASH PROVIDED BY (USED IN) INVESTING AND LENDING ACTIVITIES        13,117,026         (1,238,674)

DEPOSIT AND FINANCING ACTIVITIES
  Net (decrease) in demand deposits and savings accounts                                       (2,655,935)        (1,328,200)
  Net increase in certificates of deposit                                                       1,789,299          1,368,486
  Net (decrease) increase in short-term funds                                                  (1,246,526)         2,557,644
  Increase in long-term debt                                                                            0           (500,000)
  Repayment of long-term debt                                                                           0            101,880
  Cash received from options exercised                                                            171,794                  0
  Cash dividends                                                                                 (626,995)          (587,150)
                                                                                             ------------       ------------
                        NET CASH (USED IN) PROVIDED BY DEPOSIT AND FINANCING ACTIVITIES        (2,568,363)         1,612,660
                                                                                             ------------       ------------
        Increase In Cash and Cash Equivalents                                                  12,017,010          2,938,086

Cash and cash equivalents at beginning of period                                               40,532,853         34,855,395
                                                                                             ------------       ------------
                                             CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 52,549,863       $ 37,793,481
                                                                                             ============       ============


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
Quarters ended March 31, 1998 and 1997

                                                                                                        ACCUMULATED
                                                                                                              OTHER
                                                         CAPITAL          CAPITAL        RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                                          STOCK           SURPLUS        EARNINGS            INCOME          INCOME
                                                   ------------------------------------------------------------------ --------------

Balance at December 31, 1996.......................     $5,975,066      $18,553,553     $30,296,473       ($180,475)
Net income.........................................                                       1,286,582                     $1,286,582
Other comprehensive income
   Adjustment to unrealized gains (losses) on
     available-for-sale securities, net of tax.....                                                        (848,557)      (848,557)
                                                                                                                        ----------
       Total comprehensive income..................                                                                       $438,025
                                                                                                                        ==========
Cash dividends ($0.17 per share)...................                                        (587,150)
                                                        -----------------------------------------------------------
Balance at March 31, 1997..........................     $5,975,066      $18,553,553     $30,995,905     ($1,029,032)
                                                        ==========      ===========     ===========      ==========

Balance at December 31, 1997.......................     $6,566,517      $18,553,553     $32,642,995      $1,063,914
Net income.........................................                                       1,306,782                     $1,306,782
Other comprehensive income
   Adjustment to unrealized gains (losses) on
     available-for-sale securities, net of tax.....                                                         120,964        120,964
                                                                                                                        ----------
       Total comprehensive income..................                                                                     $1,427,746
                                                                                                                        ==========
Shares issued (7,777) under long-term incentive
   plan............................................        171,793
Cash dividends ($0.18 per share)...................                                        (626,990)
                                                        -----------------------------------------------------------
Balance at March 31, 1998..........................     $6,738,310      $18,553,553     $33,322,787      $1,184,878
                                                        ==========      ===========     ===========      ==========


See accompanying notes to consolidated financial statements.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

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

RECLASSIFICATIONS: Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTE B -- ACQUISITIONS

On February 27, 1997, the Corporation acquired all of the outstanding shares of Jefferson, an Ohio-chartered savings association located in Jefferson, Ohio, for cash in the amount of $6,733,000, with additional consideration of $649,000 attributable to certain favorable tax benefits (confirmed by an I.R.S. Private Letter Ruling dated May 31, 1996). The transaction was accounted for under the purchase method of accounting. The purchase price allocation resulted in a write-up of assets to estimated fair value of approximately $2,432,000. This amount included approximately $965,000 which was assigned to goodwill. Jefferson's results of operations are included in the Corporation's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material to the consolidated results of operations. Jefferson, with assets of approximately $65 million as of March 31, 1998, operates four branch locations; three in Madison County, Ohio and one in Lorain County, Ohio. Jefferson remains a separate savings association subsidiary of the Corporation.

NOTE C -- LOANS

The Corporation applies the provisions of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by FASB Statement No. 118). At March 31, 1998, and December 31, 1997, the Corporation did not have any impaired loans outstanding for which a valuation allowance was required.

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

NOTE D -- EARNINGS PER SHARE

The Corporation adopted Financial Accounting Standards Board (FASB) Statement Number 128, "Earnings Per Share" effective December 31, 1997. Under FASB Number 128, earnings per share computations are based on the average number of shares of capital stock outstanding during the year. Statement Number 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements. Subsequent to March 31, 1998, the Corporation issued 97,425 shares of common stock outstanding as a result of the exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Quarter ended March 31
                                                                1998                     1997
                                                        ---------------------    ---------------------
   Income before extraordinary item                               $1,470,344               $1,286,582
   Extraordinary item                                               (163,562)
                                                        ---------------------    ---------------------
   Net income                                                     $1,306,782               $1,286,582
                                                        =====================    =====================

Denominator:
   Denominator for basic earnings
     per share--weighted average shares                            3,481,800                3,453,824
   Effect of dilutive employee stock options                          54,028                   26,199
                                                        ---------------------    ---------------------
   Denominator for diluted earnings per
    share--adjusted weighted average shares
    and assumed conversions                                        3,535,828                3,480,023
                                                        =====================    =====================

Basic earnings per share:
   Before extraordinary item                                          $0.422                   $0.373
   Effect of extraordinary item                                       (0.047)
                                                        ---------------------    ---------------------
   Earnings per common share                                          $0.375                   $0.373
                                                        =====================    =====================

Diluted earnings per share:
   Before extraordinary item                                          $0.416                   $0.370
   Effect of extraordinary item                                       (0.046)
                                                        ---------------------    ---------------------
   Earnings per common share                                          $0.370                   $0.370
                                                        =====================    =====================

COBANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

NOTE E -- COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted Statement Number 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

NOTE F -- DISCLOSING SEGMENT INFORMATION

Financial Accounting Standards Board Statement Number 131 requires the Corporation to make disclosures about segments meeting specific criteria for fiscal years beginning after December 15, 1997. The Corporation has adopted Statement Number 131 as of January 1, 1998. According to the guidelines set forth by this Statement, the Corporation is not required to apply Statement Number 131 to interim financial statements in the initial year of adoption.

NOTE G -- PROPOSED MERGER AGREEMENT

On November 2, 1997, the Corporation entered into a definitive agreement to be acquired by FirstMerit Corporation (FMER). Under the terms of the agreement, each share of CoBancorp Inc. stock will be exchanged for $44.50 in cash or for shares of common stock of FirstMerit with a market value per share of $44.50. The shareholders of CoBancorp may elect to exchange their common stock for either common stock of FirstMerit, or $44.50 in cash, provided that no less than 30 percent and no more than 49 percent of the total transaction will be paid in cash. The Corporation recorded $164,000 of legal, investment advisory and accounting expenses incurred in the first quarter of 1998 related to the business combination with FirstMerit. Such expenses were recorded as an extraordinary item in the consolidated financial statements. The legal merger is expected to close on May 22, 1998, and was approved by CoBancorp Inc.'s shareholders on March 3, 1998. Approval has been received from both the Federal Reserve Board of Cleveland and the Office of the Comptroller of the Currency.

NOTE H -- YEAR 2000 DISCLOSURE

The Corporation uses outside providers for most of its data processing services. In 1997, the Corporation formed an internal committee to address Year 2000 issues and their potential impact on the Corporation's business. As a result of the Corporation entering into an agreement with FirstMerit whereby CoBancorp will merge into FirstMerit with FirstMerit being the surviving corporation, it is anticipated that all of CoBancorp's systems will be converted to FirstMerit's systems.

COBANCORP INC. AND SUBSIDIARIES
MARCH 31, 1998

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

EARNINGS RESULTS Net income for the first quarter of 1998 was $1,470,000, or $.422 per share exclusive of an extraordinary item of $164,000 for costs related to the merger with FirstMerit Corporation, compared to $1,287,000 or $.373 per share for the same period in 1997. The changes affecting net income are explained in detail in the following sections.

NET INTEREST INCOME The net interest margin on a fully taxable-equivalent basis was 5.34 percent for the first three months of 1998, compared to 5.30 percent for the same period one year ago. Net interest income for the first three months of 1998 amounted to $7,696,000, up significantly from $7,322,000 for the comparable period in 1997. These amounts reflect net interest income adjusted to a fully taxable-equivalent basis by recognizing the tax effect of interest earned on tax-exempt securities and loans.

The increase in fully-taxable equivalent net interest income of $374,000, or 5.1 percent, is due primarily to an increase in loan interest income, including fees, over the same period in 1997. This increase was offset by an increase in interest-bearing liabilities. The Corporation also benefited from an increase in the overall yield on earning assets, however the cost of interest-bearing liabilities also increased slightly.

Average interest-earning assets were $573,800,000 and $550,261,000 for the first three months of 1998 and 1997, respectively. Average interest-bearing liabilities for the same periods were $493,533,000 and $479,181,000, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for the major components of interest-earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME CHANGES
AND AVERAGE BALANCE SHEETS
(RATE/VOLUME VARIANCE)
THREE MONTHS ENDED 3/31/98 VS.3/31/97
(IN THOUSANDS OF DOLLARS)

                                                 1998                  1997         |              CHANGE IN
                                      --------------------------------------------- |      INTEREST INCOME/EXPENSE DUE TO
                                        AVERAGE      AVERAGE    AVERAGE     AVERAGE |   -------------------------------
                                        BALANCE        RATE     BALANCE      RATE   |   VOLUME      RATE         BOTH      TOTAL
                                        -------        ----     -------      ----   |   ------      ----         ----      -----
                                                                                    |
Taxable securities                      $88,752        6.60%   $120,538       6.62% |     (519)       (6)          (9)      (534)
Nontaxable securities                    56,882        8.00%     60,187       7.96% |      (65)        6           (1)       (60)
Federal funds sold & s/t funds           14,622        4.99%      3,641       4.89% |      132         1            4        137
Taxable loans:                                                                      |
    Real estate loans                   148,393        8.56%    162,479       7.86% |     (273)      281          (26)       (18)
    Commercial loans                    209,018        9.28%    150,704       9.55% |    1,374      (101)         (25)     1,248
    Installment loans                    53,363        9.66%     46,137       9.98% |      178       (36)          (6)       136
    Overdrafts                              510        0.00%        981       0.00% |        0         0            0          0
    Checkmate loans                         303       15.84%        223      17.94% |        4        (1)          (1)         2
    Credit card loans                        62     1389.65%      3,079      43.75% |     (325)      204            0       (121)
Nontaxable loans:                                                                   |
    Industrial Revenue Bonds (IRBs)       1,894        9.08%      2,292       8.94% |       (9)        1            0         (8)
                                       --------                --------             |   ------    ------       ------     ------
      TOTAL INTEREST-EARNING ASSETS     573,800        8.62%    560,281       8.42% |      497       349          (64)       782
                                                                                    |
Noninterest-earning assets:                                                         |
    Cash and due from banks              31,902                  32,447             |
    Bank premises and equipment          19,485                  19,427             |
    Other assets                         22,636                  20,061             |
    Less allowance for loan losses       (4,170)                 (4,336)            |
                                      ----------               --------             |
    Total noninterest-earning assets     69,853                  67,599             |
                                      ----------               --------             |
                                                                                    |
    TOTAL ASSETS                       $643,653                $817,860             |
                                      ==========              =========             |
                                                                                    |
                                                                                    |
Interest-bearing transaction accts:                                                 |
    NOW/Advantage 50                    $70,511        1.69%   $70,187       1.60%  |        1        16            1         18
Savings accounts:                                                                   |
    Savings                             138,664        2.15%   141,142       2.21%  |      (14)      (21)           2        (33)
    IMMAs                                16,327        1.99%    19,967       1.98%  |      (18)        0            0        (18)
    Money Market Index accounts          18,456        5.07%    15,930       4.85%  |       30         9            2         41
Time deposits:                                                                      |
    Christmas/vacation club                 689        4.06%       699       4.01%  |        0         0            0          0
    CD under $100,000                   172,344        5.60%   138,199       5.30%  |      447       102           30        579
    CD over $100,000 (regular)           17,425        5.61%    13,500       5.24%  |       51        13            2         66
    CD over $100,000 (public funds)      10,836        5.01%    15,308       5.10%  |      (56)       (3)           1        (58)
    IRAs                                 32,946        5.47%    36,952       5.67%  |      (56)      (18)           2        (72)
Short-term borrowings:                                                              |
    Repurchase agreements                 1,785        4.76%     3,114       5.01%  |      (16)       (2)           0        (18)
    Fed funds purchased                     171        5.85%     4,206       5.78%  |      (57)        1           (3)       (59)
    Notes payable TT&L                    1,218        5.83%     2,385       4.65%  |      (13)        7           (4)       (10)
    Sweep                                12,161        1.55%    17,593       1.71%  |      (23)       (7)           2        (28)
                                       --------               --------              |   ------    ------       ------     ------
    TOTAL INTEREST-BEARING LIABILITIES  493,533        3.81%   479,181       3.58%  |      276        97           35        408
                                                                                    |   ------    ------       ------     ------
                                                                                    |
Noninterest-bearing liabilities:                                                    |
    Demand deposits                      82,573                 78,396              |
    Other liabilities                     7,572                  5,141              |
    Shareholders equity                  59,975                 55,142              |
                                      ----------             ---------              |
    TOTAL LIABILITIES AND                                                           |
       SHAREHOLDERS' EQUITY            $643,653               $817,860              |
                                      ==========             =========              |
                                                                                    |
           NET INTEREST MARGIN                         5.34%                 5.30%  |     $221      $252         ($99)      $374
                                                                                    |   ======    ======       ======     ======
                                                                                    |

YTD FTE net interest income (current year)           $7,696
YTD FTE net interest income (prior year)              7,322
                                                     ------
    Change in FTE net interest income                  $374
                                                     ======

Note: Jefferson's average balances and income are included for one month in 1997. Purchase acct. balances excluded from loans. Presented on a fully taxable-equivalent basis, using year-to-date average balances.

NONINTEREST INCOME Total noninterest income, exclusive of securities gains, increased $187,000 or 12.6 percent for the first three months of 1998 when compared to the same period in 1997. Jefferson contributed approximately $41,000 of noninterest income, exclusive of securities gains for the first quarter of 1998. Income from trust activities steadily increased to $450,000 for the three months ended March 31, 1998, up $36,000 from the prior year or 8.8 percent. Security transactions resulted in net gains of $16,000 and net losses of $13,000 for the first quarter of 1998 and 1997, respectively. During September 1997, Premier sold its office building located at 124 Middle Avenue, Elyria, Ohio, and accounted for the transaction as a sales-leaseback agreement. A gain of approximately $1,009,000 is being recognized over the life of the five year lease. Approximately $50,000 of the deferred gain was realized during the first quarter of 1998.

NONINTEREST EXPENSE For the first three months of 1998, salaries, wages and benefits expense increased $48,000, or 1.7 percent over the same period for 1997. The Jefferson acquisition resulted in an increase of $123,000 in salaries, wages and benefits expense over the prior period in 1997. This amount was offset by a net $75,000 decrease in Premier's and CoBancorp's salaries, wages and benefits expense due to attrition. During the first quarter of 1998, occupancy and furniture and equipment expenses were $1,082,000 compared to $905,000 from the previous year. The increase of approximately $176,000 over the same period in 1997 was due to the monthly lease payment required under the terms of Premier's sales-leaseback agreement as well as the addition of Jefferson in March, 1997. Amortization expense increased to $167,000 as of March 31, 1998, from $139,000 for the previous year, an increase of approximately $28,000 or 20 percent. This increase is a direct result of the amortization of purchased goodwill, approximately $12,000, from the acquisition of Jefferson as well as $16,000 of premium amortization of the mortgage servicing asset ($420,000 as of March 31, 1998) which Premier recorded during the last quarter of 1997. During the first quarter of 1998, the Corporation recorded as an extraordinary item $164,000 of expenses incurred through March 31, 1998, related to legal, investment and accounting advisory services related to the pending merger with FirstMerit Corporation. These expenses are generally not tax-deductible.

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

Potential problem loans are those loans which are on the Corporation's "watch list." These loans are, or could become, nonperforming. This "watch list" is reviewed monthly and adjusted for changing conditions. Loans on the watch list at March 31, 1998, totaled $6.6 million, or 1.6 percent of total outstanding loans.

At March 31, 1998, and December 31, 1997, the Corporation did not have any impaired loans outstanding for which a valuation allowance was required under Statement 114 criteria.

At March 31, 1998, the allowance for loan losses as a percentage of loans was
1.02 percent compared to 1.01 percent at December 31, 1997. The provision for loan losses was $75,000 in the three months ended March 31, 1998, and $75,000 for the three months ended March 31, 1997.

The following table contains information relative to the Corporation's loan loss experience for the three months ended March 31, 1998, and the year ended December 31, 1997 (in thousands of dollars).


                                                           Three months ended                      Year ended
                                                             March 31, 1998                    December 31, 1997
                                                       ---------------------------          -------------------------
Allowance for loan losses at beginning of
period                                                            $4,168                               $4,092
Jefferson allowance acquired                                                                              501

Loans charged off:
          Real estate                                                                                      36
          Installment                                                102                                  593
          Credit card                                                  2                                   82
          Other                                                        5                                  175
          Commercial and collateral                                                                       209
                                                       ---------------------------          -------------------------
                                                                     109                                1,095

Recoveries on loans charged off:
          Real estate                                                  1                                  146
          Installment                                                 34                                  197
          Credit card                                                  4                                   35
          Other                                                        1                                    2
          Commercial and collateral                                   10                                   65
                                                       ---------------------------          -------------------------
                                                                      50                                  445
Net charge-offs                                                       59                                  650
Provision for loan losses                                             75                                  225
                                                       ===========================          =========================
Allowance for loan losses at end of period
                                                                  $4,184                               $4,168
                                                       ===========================          =========================

Ratio of  allowance  for loan losses to total
loans at end of period                                              1.02%                               1.01%
                                                       ===========================          =========================

NONPERFORMING ASSETS Nonaccrual loans at March 31, 1998, totaled $1,766,000 compared to $2,584,000 at December 31, 1997. The category of accruing loans past due 90 days or more totaled $25,000 at March 31, 1998 and $64,000 at December 31, 1997. Additionally, there was $107,000 in other real estate owned. The balance in the allowance for loan losses was $4,184,000 at March 31, 1998, compared to $4,168,000 at December 31, 1997.

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

The following table summarizes nonaccrual and past due loans (in thousands of dollars).


                                                                 March 31, 1998              December 31, 1997
                                                            -------------------------     -------------------------

Accruing loans past due 90 days or more as
to principal or interest:
          Loans secured by real estate                                  $     0                       $     0
          Commercial and industrial                                           0                             0
          Loans to individuals                                               25                            64
                                                            -------------------------     -------------------------
                                                                            $25                        $   64
                                                            =========================     =========================

Nonaccrual loans:
          Loans secured by real estate                                   $1,530                        $2,206
          Commercial and industrial                                         187                           352
          Loans to individuals                                               49                            26
                                                            -------------------------     -------------------------
                                                                         $1,766                        $2,584
                                                            =========================     =========================


CAPITAL At March 31, 1998, Premier's and CoBancorp's risk-based capital ratios based on Federal Reserve Board guidelines were as follows:

                                                                                                          Well
                                                                    PremierBank      CoBancorp         capitalized
                                                                      & Trust           Inc.            minimums
                                                                      -------           ----            --------
         Tier 1 "core" capital to risk-weighted assets                 11.22 %         12.42 %            6.00 %
         Total capital to risk-weighted assets                         12.16 %         13.41 %           10.00 %
         Tier 1 leverage ratio                                          7.71 %          8.26 %            5.00 %

These ratios substantially exceed the minimums which are in effect for banks and bank holding companies, and also exceed the percentages required to be considered "well-capitalized".

At March 31, 1998, Jefferson Savings' regulatory capital ratios based on the Office of Thrift Supervision requirements were as follows:

                                                                                                   Well-
                                                                     Jefferson     Required     capitalized
                                                                     Savings       Minimums       Minimums
                                                                     -------       --------       --------
           Tangible Equity                                            11.28 %        1.50 %         n/a
           Tier 1 "core" capital to risk-weighted assets              17.62 %         n/a           6.00 %
           Core Capital                                               11.28 %        3.00 %         5.00 %
           Risk-based capital to risk weighted assets                 18.78 %        8.00 %        10.00 %

PART II. OTHER INFORMATION

Except as set forth below, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.

         Item 4--Submission of matters to a vote of security holders

         On March 3, 1998, a special meeting of shareholders of CoBancorp Inc. was held to ask shareholders to adopt the Agreement of Affiliation and Plan of Merger dated November 2, 1997, by and between FirstMerit Corporation and CoBancorp. At that meeting, the merger was approved by CoBancorp Inc.'s shareholders.

         Item 6--Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                  27       Financial Data Schedule

              (b) Form 8-K:

                  The Corporation did not file an 8-K report during the quarter ended March 31, 1998.

COBANCORP INC. AND SUBSIDIARIES
MARCH 31, 1998


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


May 15, 1998